Form 10-Q
period 1996-03-31
BECKER GAMING INC
filed 1996-05-15
CIK 920376

===============================================================================
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                            -----------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 33-76368

                               BECKER GAMING, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                                 88-0303849
     ------                                                 ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

740 S. Decatur
Las Vegas, Nevada                                           89107
- - -----------------                                           -----
(Address of principal                                    (Zip Code)
 executive offices)

                                 (702) 258-5200

              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]                                        NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
Class of common stock                             April 30, 1996
- - ---------------------                             --------------
  $.01 par value                                10,000,000 shares

===============================================================================
                      BECKER GAMING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
                                                                           Page
BECKER GAMING, INC. AND SUBSIDIARIES

 Consolidated Balance Sheets as of March 31, 1996 and
  June 30, 1995 .........................................................    1
 Consolidated Statements of Operations and Retained Earnings
  (Deficit) for the Three-Month Periods Ended
  March 31, 1996 and 1995 and for the Nine-Month Periods
  Ended March 31, 1996 and 1995 .........................................    2
 Consolidated Statements of Cash Flows for the Nine-Month
  Periods Ended March 31, 1996 and 1995 .................................    3
 Notes to Consolidated Financial Statements .............................    4

ARIZONA CHARLIE'S, INC ..................................................
 Balance Sheets as of March 31, 1996 and June 30, 1995 ..................   10
 Statements of Operations and Retained Earnings (Deficit) for the
  Three-Month  Periods Ended March 31, 1996 and 1995 and for the
  Nine-Month Periods Ended March 31,
  1996 and 1995 .........................................................   11
 Statements of  Cash Flows for the Nine-Month Periods
  Ended March 31, 1996 and 1995 .........................................   12
  Notes to Financial Statements .........................................   13

SUNSET COIN, INC ........................................................
 Balance Sheets as of March 31, 1996 and June 30, 1995 ..................   19
 Statements of Income and Retained Earnings for the Three-Month
  Periods Ended March 31, 1996 and 1995 and for the
  Nine-Month Periods Ended March 31, 1996 and 1995 ......................   20
 Statements of Cash Flows for the Nine-Month Periods Ended
  March 31, 1996 and 1995 ...............................................   21
 Notes to Financial Statements ..........................................   22

CAPITOL QUEEN & CASINO, INC .............................................
 Balance Sheets as of March 31, 1996 and June 30, 1995 ..................   28
 Statements of Loss Incurred During the Development Stage
  for the Three-Month Periods Ended March 31, 1996
  and 1995 and for the Nine-Month Periods Ended March 31, 1996
  and 1995 and for the period from January 20, 1993
  (the date of inception) through March 31, 1996 ........................   29
 Statements of Cash Flows for the for Nine-Month Periods Ended
  March 31, 1996 and 1995 and for the period from January 20,
  1993 (the date of inception) through March 31, 1996 ...................   30
 Notes to Financial Statements ..........................................   31



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Becker Gaming, Inc. ....................................................   37
 Arizona Charlie's, Inc. ................................................   37
 Sunset Coin, Inc. ......................................................   43
 Capitol Queen & Casino, Inc. ...........................................   46

Part II.  Other Information

 Item 1 Legal Proceedings ...............................................   48
 Item 6 Exhibits and Reports on Form 8-K ................................   51

Signatures ..............................................................   52

                      BECKER GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)

                                                March 31,     June 30,
ASSETS                                              1996        1995
                                                 --------    --------
                                                (Unaudited)
Current assets:
 Cash and cash equivalents ..................... $  8,197    $  6,657
 Restricted cash, in escrow account ............       40          40
 Trade and other accounts receivable ...........      639       1,088
 Receivables from related parties ..............      199          33
 Inventories ...................................      749         852
 Prepaid expenses ..............................    1,125       1,318
 Current portion of notes receivable ...........      196         233
                                                 --------    --------

   Total current assets ........................   11,145      10,221
                                                 --------    --------

Property and equipment:

 Land improvements .............................    1,628       1,628
 Building and improvements .....................   38,615      38,566
 Leasehold improvements ........................    1,098       1,098
 Furniture and equipment .......................   27,887      27,927
                                                 --------    --------
                                                   69,228      69,219

 Less, accumulated depreciation ................  (18,653)    (16,648)
                                                 --------    --------
                                                   50,575      52,571

 Land ..........................................      208         208
                                                 --------    --------
     Net property and equipment ................   50,783      52,779
                                                 --------    --------


Other assets:
 Assets held for sale ..........................   15,544      15,987
 Notes receivable, less current portion, net ...      510         502
 Receivables from related parties,
   less current portion ........................     --           165
 Deposits and other ............................    1,348       1,411
 Financing costs, net ..........................    3,204       3,721

                                                  --------    --------
     Total other assets ........................   20,606      21,786
                                                 --------    --------

     Total assets .............................. $ 82,534    $ 84,786
                                                 ========    ========



                      BECKER GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                                  March 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)       1996           1995
                                                ------------  -------------
                                                 (Unaudited)
Current liabilities:
 Trade accounts payable ......................... $  1,959    $  2,028
 Accrued expenses ...............................    6,927       3,674
 Notes payable ..................................      196         121
 Current portion of subordinated notes
   payable to stockholders ......................      800         800
 Current portion of long term debt ..............      389         356
 Long-term debt classified as current,
   net of unamortized original issue discount
   of $2,481 and $2,882, respectively ...........   17,519      17,118

 Current portion of obligations under
   capital leases ...............................      852         865
                                                  --------    --------
     Total current liabilities ..................   28,642      24,962
                                                  --------    --------

Long-term debt, less current portion ............   56,428      56,593
Subordinated notes payable to stockholders,
  less current portion ..........................    8,000       8,000

Obligations under capital leases,
  less current portion ..........................    1,295       2,001
                                                  --------    --------


    Total liabilities ...........................   94,365      91,556
                                                  --------    --------
Commitments and contingencies

Stockholders' equity(deficit):

 Common stock, $.01 par value, 20,000,000
   shares authorized, 10,000,000 shares
   issued and outstanding .......................      100         100
 Preferred stock, $1 par value, 5,000,000
   shares authorized, none issued and
   outstanding ..................................     --          --
 Additional paid-in capital .....................    9,006       9,006
 Retained earnings (deficit) ....................  (20,937)    (15,876)
                                                  --------    --------


     Total stockholders' equity (deficit) .......  (11,831)     (6,770)
                                                  --------    --------

     Total liabilities and
     stockholders' equity(deficit) .............. $ 82,534    $ 84,786
                                                   ========    ========

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                           1996            1995
                                                   ------------    ------------
Revenues:
  Gaming ........................................  $     15,831    $     15,236
  Food and beverage .............................         4,665           3,881
  Hotel .........................................           844             733
  Gift shop .....................................           150             150
  Other .........................................           359             337
                                                   ------------    ------------
   Gross revenues ...............................        21,849          20,337
Less, promotional allowances ....................        (2,468)         (1,890)
                                                   ------------    ------------
   Net revenues .................................        19,381          18,447
Operating expenses:
  Gaming ........................................         3,947           3,892
  Food and beverage .............................         5,507           4,751
  Hotel .........................................           428             401
  Gift shop .....................................           119             113
  Advertising and promotion .....................         1,120           1,070
  General and administrative ....................         5,102           5,487
  Rent expense paid to related party ............           103              94
  Depreciation and amortization .................         1,120           1,302
                                                   ------------    ------------
    Total operating expenses ....................        17,446          17,110
                                                   ------------    ------------
    Operating income ............................         1,935           1,337
                                                   ------------    ------------
Other income(expenses):
  Development costs .............................          (195)           (138)
  Interest income ...............................            29             130
  Interest expense ..............................        (2,722)         (2,698)
  Interest capitalized ..........................          --              --
  Other, net ....................................            12               1
                                                   ------------    ------------
    Total other income (expense) ................        (2,876)         (2,705)
                                                   ------------    ------------
    Loss before income taxes ....................          (941)         (1,368)
Provision for income taxes ......................          --              --
                                                   ------------    ------------
    Net loss ....................................          (941)         (1,368)
Extraordinary item:
    Loss on early retirement of debt
     (no income tax benefit available) ..........          --            (4,089)
                                                   ------------    ------------
    Net income (loss) ...........................          (941)         (5,457)
    Retained earnings (deficit),
      beginning of period .......................       (19,996)         (8,751)
                                                   ------------    ------------

    Retained earnings (deficit), end of period ..  $    (20,937)   $    (14,208)
                                                   ============    ============
    Net loss per share of common stock ..........  $      (0.09)   $      (0.55)
                                                   ============    ============
    Weighted average common shares outstanding ..    10,000,000      10,000,000
                                                   ============    ============

The accompany notes are an intergral part of these financial statements.



                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Nine Months Ended March 31,
                                                        1996            1995
                                                  ------------    ------------
Revenues:
  Gaming .......................................  $     47,212    $     40,435
  Food and beverage ............................        13,486          10,444
  Hotel ........................................         2,337           1,879
  Gift shop ....................................           457             414
  Other ........................................           907             630
                                                  ------------    ------------
   Gross revenues ..............................        64,399          53,802
Less, promotional allowances ...................        (6,936)         (4,538)
                                                  ------------    ------------
   Net revenues ................................        57,463          49,264
Operating expenses:
  Gaming .......................................        12,861          10,364
  Food and beverage ............................        16,143          12,896
  Hotel ........................................         1,243           1,128
  Gift shop ....................................           353             324
  Advertising and promotion ....................         3,482           3,021
  General and administrative ...................        15,824          15,012
  Rent expense paid to related party ...........           310             287
  Depreciation and amortization ................         3,382           4,032
                                                  ------------    ------------
    Total operating expenses ...................        53,598          47,064
                                                  ------------    ------------
    Operating income ...........................         3,865           2,200
                                                  ------------    ------------
Other income(expenses):
  Development costs ............................        (1,063)           (736)
  Interest income ..............................            59           1,102
  Interest expense .............................        (7,968)         (9,221)
  Interest capitalized .........................          --               676
  Other, net ...................................            46               7
                                                  ------------    ------------
    Total other income (expense) ...............        (8,926)         (8,172)
                                                  ------------    ------------
    Loss before income taxes ...................        (5,061)         (5,972)
Provision for income taxes .....................          --              --
                                                  ------------    ------------
    Net loss ...................................        (5,061)         (5,972)
Extraordinary item:
    Loss on early retirement of debt
     (no income tax benefit available) .........          --            (4,089)
                                                  ------------    ------------
    Net income (loss) ..........................        (5,061)        (10,061)
    Retained earnings (deficit),
      beginning of period ......................       (15,876)         (4,147)
                                                  ------------    ------------

    Retained earnings (deficit), end of period .  $    (20,937)   $    (14,208)
                                                  ============    ============
    Net loss per share of common stock .........  $      (0.51)   $      (1.01)
                                                  ============    ============
    Weighted average common shares outstanding .    10,000,000      10,000,000
                                                  ============    ============

The accompany notes are an intergral part of these financial statements.


                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended March 31,
                                                              1996        1995
                                                          --------    --------
Cash flows from operating activities:
 Net loss ..............................................  $ (5,061)   $(10,061)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization ........................     3,382       3,336
  Amortization of original issue discount ..............       401         696
  Extraordinary loss on retirement of debt .............      --         4,089
  Net loss (gain) on sale of assets ....................        17          10
(Increase) decrease in operating assets:
  Receivables ..........................................       449        (562)
  Receivables from related parties .....................      --           134
  Inventories ..........................................       103        (201)
  Prepaid expenses .....................................       193         (40)
  Deposits and other assets ............................        63        (158)
Increase (decrease) in operating liabilities:
  Accounts payable .....................................        69         183
  Accrued expenses .....................................     3,253       1,985
                                                          --------    --------
   Total adjustments ...................................     7,930       9,472
                                                          --------    --------
  Net cash provided by (used in) operating activities ..     2,869        (589)
                                                          --------    --------

Cash flows from investing activities:
 Capital expenditures ..................................      (613)    (26,408)
 Proceeds from sale of equipment .......................        35          14
 Net reductions in restricted cash equivalents .........      --        49,080
 Issuance of notes receivable ..........................      --           147
 Payments of notes receivable ..........................        29        --
 Increase in deposits and other assets .................      --            12
                                                          --------    --------
  Net cash provided by (used in) investing activities ..      (549)     22,845
                                                          --------    --------

Cash flows from financing activities:
 Proceeds from notes payable ...........................       232         586
 Payments under notes payable ..........................      (293)    (20,535)
 Payments under capital lease obligations ..............      (719)       (775)
                                                          --------    --------
  Net cash used in financing activities ................      (780)    (20,724)
                                                          --------    --------
  Net increase in cash and cash equivalents ............     1,540       1,532
Cash and cash equivalents, beginning of period .........     6,657       6,455
                                                          --------    --------
Cash and cash equivalents, end of period ...............  $  8,197    $  7,987
                                                          ========    ========

Supplemental cash flow disclosures:

 Interest paid, net of amount capitalized ..............  $  5,909    $  7,241
                                                          ========    ========

 Income taxes paid .....................................        $-    $    346
                                                          ========    ========

  Capitalized lease obligations incurred ...............        $-    $      9
                                                          ========    ========

                      BECKER GAMING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ---------------


1)       Basis of Presentation:

         The accompanying consolidated financial statements of Becker Gaming, Inc. and subsidiaries ("BGI" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying unaudited consolidated financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
         Casino, Inc.:

         Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guarantied the 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes (the "AC Notes"). AC, in turn, has guarantied the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000, of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

         CQC was formed to develop, own, and operate the "Capitol Queen" riverboat casino in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). Under the Commission's order, CQC, its principal owners and affiliated companies cannot reapply for a gaming license in Missouri prior to September 28, 1996.

     The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents, and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         In response to the Circuit Court's order to show cause, the Commission filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ of prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order to show cause. On December 23, CQC moved to dismiss the appeal on the ground that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

     On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Commission could deny a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. The decision has no immediate consequence because of a Circuit Court's ruling in a separate action (discussed below) voiding the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. The Court of Appeals' decision has no effect on that ruling, so the Commission's decision remains void. Nevertheless, an appeal to the entire nine-judge Court of Appeals or to the Missouri Supreme Court is being considered.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely.

     On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The Circuit Court heard the motion for summary judgment on December 19, 1995. In an order issued on April 23, 1996, the Circuit Court granted the motion, ruled that the Commission had violated the open meeting law, and declared the Commission's order void.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions were again terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project unfeasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29,
1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         Prior to its suspension, CQC had financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of the 12% First Mortgage Notes due November 15, 2000. As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995, with funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed. The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payment of $1,200,000 on November 15, 1995, and AC did not have available funds to advance on behalf of CQC. In addition, under the terms of the AC Notes, AC is required to offer to repurchase up to $5,500,000 in principal amount of the AC Notes if AC's tangible net worth falls below certain limits. At March 31, 1996, AC had a stockholders' deficiency and was subject to this requirement. AC does not have sufficient financial resources to meet this requirement in addition to its guarantee obligation with to CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

         CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc., at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminary suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the expiration date of December 31, 1995, passed. CQC is currently pursuing offers on its riverboat assets from prospective buyers.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guaranty of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing the AC Notes, and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC (nor SC, as guarantor of the AC Notes) would have sufficient resources to satisfy such obligation, should it be necessary.


3)       Assets Held For Sale:

         At March 31, 1996, BGI had $15,544,000 of assets held for sale consisting of riverboat assets of $11,834,000 and aviation assets of $3,710,000
 . The Company intends to sell the aviation asset, the proceeds from which are expected to be sufficient to extinguish the existing capital lease obligations relating thereto.


4)       Abandonment of Facility:

         BGI's subsidiary, Becker Gaming Group ("BGG"), abandoned one of their bar and restaurants due to the cancellation of the lease that was no longer affordable to the company. On April 21, 1996, Charlie's Saloon and Gambling Hall was closed to the public. BGG and SC, who owned all the initial opening leasehold improvements and furniture fixtures and equipment will each write-off in the fourth quarter of the fiscal year ended June 30, 1996 approximately $100,000 to reflect the disposal of assets which were not salvageable.


                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                  (Dollars In Thousands Except Per Share Data)


                                                       March 31,     June 30,
                                                         1996          1995
                                                         ----          ----
                                                      (unaudited)
                            ASSETS

Current assets:
 Cash and cash equivalents ...........................   $  6,292    $  5,404
 Restricted cash, in escrow account ..................         10          10
 Trade and other accounts receivable .................        408         658
 Management fee receivable - Becker Gaming Inc. ......      1,454        --
 Receivable from related parties .....................      2,270         820
 Notes receivable from related party .................      4,416       4,416
 Inventories .........................................        583         661
 Prepaid expenses ....................................      1,025       1,162
                                                         --------    --------
   Total current assets ..............................     16,458      13,131
                                                         --------    --------

Property and equipment:
 Building and improvements ...........................     37,486      37,485
 Furniture and equipment .............................     22,525      22,609
 Land improvements ...................................      1,628       1,628
                                                         --------    --------
                                                           61,639      61,722
 Less, accumulated depreciation ......................    (15,491)    (13,572)
                                                         --------    --------


                                                           46,148      48,150
 Land ................................................        208         208
                                                         --------    --------
   Net property and equipment ........................     46,356      48,358
                                                         --------    --------
Other assets:
 Receivable from related party, noncurrent ...........        240
 Deposits and other ..................................        466         551
 Financing costs, less accumulated amortization
   of $1,294 at March 31, 1996 and $880 June 30, 1995       2,579       2,993
                                                         --------    --------

     Total other assets ..............................      3,045       3,784
                                                         --------    --------

     Total assets ....................................   $ 65,859    $ 65,273
                                                         ========    ========

    The accompanying notes are an integral part of these financial statements.


                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                  (Dollars In Thousands Except Per Share Data)



                                                          March 31,    June 30,
                                                              1996        1995
                                                          --------    --------
                                                         (unaudited)

      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable .............................   $  1,512    $  1,449
  Accounts payable to related parties ................          3           3
  Accrued expenses ...................................      6,539       3,097
  Management fees due Becker Gaming, Inc. ............      5,961       3,287
  Notes payable ......................................                196 121
  Notes payable to related party .....................      2,250       2,250
  Current portion of obligations
    under capital leases .............................          3           4
                                                         --------    --------
        Total current liabilities ....................     16,464      10,211
                                                         --------    --------

Long-term debt, less current portion .................     55,000      55,000
Subordinated notes payable to prior

  stockholders .......................................      5,000       5,000
Obligations under capital leases,

  less current portion ...............................          1           4
                                                         --------    --------

      Total liabilities ..............................     76,465      70,215
                                                         --------    --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
    shares authorized, 1,000 shares
    issued and outstanding ...........................        469         469
  Retained earnings (deficit) ........................    (11,075)     (5,411)
                                                         --------    --------

      Total stockholder's equity (deficit) ...........    (10,606)     (4,942)
                                                         --------    --------

      Total liabilities and
      stockholder's equity (deficit) .................   $ 65,859    $ 65,273
                                                          ========    ========

The accompanying notes are an integral part of these financial statements.

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (unaudited)


                                                   Three Months Ended March 31,
                                                          1996        1995
                                                      --------    --------
Revenues:
  Gaming ..........................................   $ 13,454    $ 13,049
  Food and beverage ...............................      3,436       2,980
  Hotel ...........................................        844         733
  Gift shop .......................................        150         150
  Management fee from affiliates ..................        729        --
  Other ...........................................        338         320
                                                      --------    --------

      Gross revenues ..............................     18,951      17,232

Less, promotional allowances ......................     (2,033)     (1,569)
                                                      --------    --------

      Net revenues ................................     16,918      15,663
                                                      --------    --------

Operating expenses:
  Gaming ..........................................      3,445       3,313
  Food and beverage ...............................      4,164       3,732
  Hotel ...........................................        428         401
  Gift shop .......................................        119         113
  Advertising and promotion .......................      1,097       1,051
  General and administrative ......................      5,023       4,115
  Management fee - Becker Gaming, Inc. ............        912         859
  Rent expense paid to related party ..............         54          46
  Depreciation and amortization ...................        889         888
                                                      --------    --------

      Total operating expenses ....................     16,131      14,518
                                                      --------    --------
      Operating income ............................        787       1,145
                                                      --------    --------

Other income (expenses):
  Gain(Loss) on sale of assets ....................       --
  Interest income .................................         74          95
  Interest expense ................................     (1,808)     (1,790)
  Interest capitalized ............................       --          --
  Other, net ......................................         16        --
                                                      --------    --------

      Total other expenses ........................     (1,718)     (1,695)
                                                      --------    --------
      Income (loss) before taxes ..................       (931)       (550)
Provision for income tax ..........................       --          --
                                                      --------    --------
       Net (loss)income ...........................       (931)       (550)

Retained earnings (deficit), beginning of period ..    (10,144)     (2,314)
                                                      --------    --------

Retained earnings (deficit), end of period ........   ($11,075)   ($ 2,864)
                                                       ========    ========

The accompanying notes are an integral part of these financial statements.


                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (unaudited)


                                                    Nine Months Ended March 31,
                                                          1996        1995
                                                       --------    --------
Revenues:
  Gaming ...........................................   $ 39,988    $ 33,659
  Food and beverage ................................      9,807       7,664
  Hotel ............................................      2,337       1,879
  Gift shop ........................................        457         414
  Management fee from affiliates ...................       --         1,454
  Other ............................................        852         582
                                                       --------    --------

      Gross revenues ...............................     54,895      44,198

Less, promotional allowances .......................     (5,647)     (3,575)
                                                       --------    --------

      Net revenues .................................     49,248      40,623
                                                       --------    --------

Operating expenses:
  Gaming ...........................................     11,092       8,865
  Food and beverage ................................     12,054       9,815
  Hotel ............................................      1,243       1,128
  Gift shop ........................................        353         324
  Advertising and promotion ........................      3,392       2,941
  General and administrative .......................     16,247      10,812
  Management fee - Becker Gaming, Inc. .............      2,674       2,201
  Rent expense paid to related party ...............        164         139
  Depreciation and amortization ....................      2,668       2,525
                                                       --------    --------

      Total operating expenses .....................     49,887      38,750
                                                       --------    --------
      Operating income .............................       (639)      1,873
                                                       --------    --------

Other income (expenses):
  Gain(Loss) on sale of assets .....................        (10)       --
  Interest income ..................................        218         490
  Interest expense .................................     (5,283)     (5,428)
  Interest capitalized .............................       --           676
  Other, net .......................................         50        --
                                                       --------    --------

      Total other expenses .........................     (5,025)     (4,262)
                                                       --------    --------
      Income (loss) before taxes ...................     (5,664)     (2,389)
Provision for income tax ...........................       --          --
                                                       --------    --------
       Net (loss)income ............................     (5,664)     (2,389)

Retained earnings (deficit), beginning of period ...     (5,411)       (475)
                                                       --------    --------

Retained earnings (deficit), end of period .........   ($11,075)   ($ 2,864)
                                                        ========    ========

The accompanying notes are an integral part of these financial statements.

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                    Nine Months Ended March 31,
                                                         1996        1995
                                                      --------    --------
Cash flows from operating activities:
  Net income (loss) ................................. ($ 5,664)   ($ 2,389)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization .....................    2,668       2,525
  Provision for losses on related party receivables .    1,239        --
  (Gain) loss on sale of equipment ..................       11          (2)
(Increase) decrease in operating assets:
  Receivables .......................................   (2,203)        543
  Inventories .......................................       78        (134)
  Prepaid expenses ..................................      137         (79)
  Deposits and other ................................       85         (30)
Increase (decrease) in operating liabilities:
  Accounts payable ..................................       63        (216)
  Accrued expenses ..................................    3,442       2,201
  Management fees due to Becker Gaming, Inc. ........    2,674       1,967
                                                      --------    --------

     Total adjustments ..............................    8,194       6,775
                                                      --------    --------

      Net cash provided by operating activities .....    2,530       4,386
                                                      --------    --------

Cash flows from investing activities:
  Capital expenditures ..............................     (271)    (23,870)
  Increase in receivable from Becker Gaming, Inc. ...     --        (4,147)
  Increase in  management fee receivable
     from Becker Gaming, Inc. .......................   (1,454)       --
  Net (additions to) reductions in restricted
     cash equivalents ...............................     --        24,182
  Proceeds from assets sales ........................       12        --
                                                      --------    --------

       Net cash used in investing activities ........   (1,713)     (3,835)
                                                      --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under notes payable .....       75       1,000
    Principal payments on notes payable .............     --          (140)
    Payments under capital lease obligations ........       (4)        (19)
                                                      --------    --------

       Net cash provided by financing activities ....       71         841
                                                      --------    --------

       Net increase in cash and cash equivalents ....      888       1,392

Cash and cash equivalents, beginning of the period ..    5,404       4,014
                                                      --------    --------

Cash and cash equivalents, end of the period ........ $  6,292    $  5,406
                                                      ========    ========

Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ........ $  5,282    $  3,685
                                                      ========    ========
    Income taxes paid ............................... $   --      $    136
                                                      ========    ========
    Capital lease obligations incurred .............. $   --      $      9
                                                      ========    ========


The accompanying notes are an integral part of these financial statements.

                             ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                 ---------------

1)       Basis of Presentation:

         Arizona Charlie's, Inc. ("AC") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
         Casino, Inc.:

         Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guarantied the 12% First Mortgage Notes due November 15, 2000, of AC until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes (the "AC Notes"). AC, in turn, has guarantied the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000, of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

         CQC was formed to develop, own, and operate the "Capitol Queen" riverboat casino in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). Under the Commission's order, CQC, its principal owners and affiliated companies cannot reapply for a gaming license in Missouri prior to September 28, 1996.

     The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents, and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         In response to the Circuit Court's order to show cause, the Commission filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ of prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order to show cause. On December 23, CQC moved to dismiss the appeal on the ground that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

     On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Commission could deny a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. The decision has no immediate consequence because of a Circuit Court's ruling in a separate action (discussed below) voiding the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. The Court of Appeals' decision has no effect on that ruling, so the Commission's decision remains void. Nevertheless, an appeal to the entire nine-judge Court of Appeals or to the Missouri Supreme Court is being considered.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely.

     On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The Circuit Court heard the motion for summary judgment on December 19, 1995. In an order issued on April 23, 1996, the Circuit Court granted the motion, ruled that the Commission had violated the open meeting law, and declared the Commission's order void.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions were again terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project unfeasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29, 1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         Prior to its suspension, CQC had financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of the 12% First Mortgage Notes due November 15, 2000. As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995, with funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed. The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payment of $1,200,000 on November 15, 1995, and AC did not have available funds to advance on behalf of CQC. In addition, under the terms of the AC Notes, AC is required to offer to repurchase up to $5,500,000 in principal amount of the AC Notes if AC's tangible net worth falls below certain limits. At March 31, 1996, AC had a stockholders' deficiency and was subject to this requirement. AC does not have sufficient financial resources to meet this requirement in addition to its guarantee obligation with to CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

         CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc., at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminary suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the expiration date of December 31, 1995, passed. CQC is currently pursuing offers on its riverboat assets from prospective buyers.

         On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guaranty of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing the AC Notes, and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC (nor SC, as guarantor of the AC Notes) would have sufficient resources to satisfy such obligation, should it be necessary.


3)       Relationship To Becker Gaming, Inc.:

         Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. These employees were originally employees of AC and were transferred to BGI in June 1994, when the Reorganization became effective. The Company has reviewed the amount of the BGI management fee (currently 5% of gross revenues) and determined that effective October 1, 1995 an amount equal to 4% of gross revenues will be returned to AC from BGI for the services that AC provides for BGI's subsidiaries as mentioned above.



                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                  (Dollars In Thousands Except Per Share Data)


ASSETS
                                                      March 31,  June 30,
                                                         1996       1995
                                                      -------    -------
                                                    (Unaudited)
Current assets:
  Cash ............................................   $ 1,013    $   506
  Current portion of notes receivable .............       177        175
  Note receivable from related party ..............     2,250      2,250
  Other receivables ...............................       157        146
  Prepaid expenses ................................        23         46
                                                      -------    -------
      Total current assets ........................     3,620      3,123
                                                      -------    -------
Property and equipment:
  Building and leasehold improvements .............       509        461
  Furniture, fixtures and equipment ...............     2,969      2,984
                                                      -------    -------
                                                        3,478      3,445

  Less, accumulated depreciation ..................    (1,659)    (1,710)
                                                      -------    -------
      Net property and equipment ..................     1,819      1,735
                                                      -------    -------

Other assets:
Notes receivable, less current  portion ...........       248        267

Advances to related parties .......................       118         86

Other assets, less accumulated
  amortization of $20 at March 31, 1995,

  and $19 at June 30 , 1995 .......................        91        138
                                                      -------    -------

      Total assets ................................   $ 5,896    $ 5,349
                                                      =======    =======

The accompanying notes are an intergral part of these financial statement.




                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                  (Dollars In Thousands Except Per Share Data)




LIABILITIES AND STOCKHOLDER'S EQUITY
                                                   March 31, June 30,
                                                      1996     1995
                                                    ------   ------
                                                   (Unaudited)
Current liabilities:
  Trade accounts payable .......................... $    0   $   69
 Accrued expenses .................................    284      594
Current portion of long term debt .................    287      255
                                                    ------   ------

Total current liabilities ..........................   881      608
                                                    ------   ------



Long-term liabilities:
   Long-term debt, less current portion ...........    575      664
   Subordinated notes payable to
     former stockholders ..........................  3,000    3,000
                                                    ------   ------
      Total liabilities ...........................  4,456    4,272
                                                    ------   ------
Commitments and contingencies


Stockholder's equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding ..........................     27       27
Retained earnings .................................  1,413    1,050
                                                    ------   ------

      Total stockholder's equity ..................  1,440    1,077
                                                    ------   ------

      Total liabilities and stockholder's
      equity ...................................... $5,896   $5,349
                                                    ======   ======

The accompanying notes are an intergral part of these financial statement.

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands )
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                            1996       1995
                                                         -------    -------
Revenues:
 Slot route:
    From locations controlled by
     related parties .................................   $   607    $   592
    Other ............................................        38         66
 Slot service fees:
    From related parties .............................        24         18
    Other ............................................         8         13
                                                         -------    -------
      Total revenues .................................       677        689
Operating expenses:
 Slot route and service ..............................       324        271
 General and administrative ..........................         4         19
 Management fee - Becker Gaming, Inc. ................        34         34
 Depreciation and amortization .......................        75         60
                                                         -------    -------
    Total operating expenses .........................       437        387
                                                         -------    -------
Operating income .....................................       240        302
                                                         -------    -------
Other income (expense):
 Interest income .....................................        44         41
 Interest expense ....................................       (96)       (87)
 Other income ........................................        24         22
                                                         -------    -------
    Total other income (expense) .....................       (28)       (24)
                                                         -------    -------
Net income before income tax .........................       212        278
Provision for income tax .............................       (72)       (95)
                                                         -------    -------
Net income ...........................................       140        183
Retained earnings, beginning of period ...............     1,273        718
                                                         -------    -------
Retained earnings, end of period .....................   $ 1,413    $   901
                                                         =======    =======

The accompanying notes are an integral part of these financial.




                               SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands )
                                   (Unaudited)



                                                     Nine Months Ended March 31,
                                                            1996       1995
                                                         -------    -------
Revenues:
 Slot route:
    From locations controlled by
     related parties .................................   $ 1,750    $ 1,719
    Other ............................................       112        208
 Slot service fees:
    From related parties .............................        72         54
    Other ............................................        25         46
                                                         -------    -------
      Total revenues .................................     1,959      2,027
Operating expenses:
 Slot route and service ..............................       939        777
 General and administrative ..........................        31         54
 Management fee - Becker Gaming, Inc. ................       102        112
 Depreciation and amortization .......................       224        173
                                                         -------    -------
    Total operating expenses .........................     1,296      1,116
                                                         -------    -------
Operating income .....................................       663        911
                                                         -------    -------
Other income (expense):
 Interest income .....................................       126        100
 Interest expense ....................................      (298)      (257)
 Other income ........................................        59         63
                                                         -------    -------
    Total other income (expense) .....................      (113)       (94)
                                                         -------    -------
Net income before income tax .........................       550        817
Provision for income tax .............................      (187)      (278)
                                                         -------    -------
Net income ...........................................       363        539
Retained earnings, beginning of period ...............     1,050        362
                                                         -------    -------
Retained earnings, end of period .....................   $ 1,413    $   901
                                                         =======    =======


The accompanying notes are an integral part of these financial.

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended March 31,
                                                           1996       1995
                                                        -------    -------
Cash flows from operating activities:
  Net income ...........................................$   363    $   539
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization .......................    224        173
   Gain on sales of equipment ..........................     13         12
   (Increase) decrease in operating assets:
   Other receivables ...................................    (11)        20
   Prepaid expenses ....................................     23         14
   Deposits ............................................   --          (59)
  Increase (decrease) in operating liabilities:
   Accounts payable ....................................    (69)       (38)
   Notes payable .......................................   --           15
   Accrued expenses ....................................    310         (1)
                                                        -------    -------
     Total adjustments .................................    490        136
                                                        -------    -------

     Net cash provided by operating activities .........    853        675
                                                        -------    -------

Cash flows from investing activities:
  Capital expenditures .................................   (324)      (313)
  Proceeds from sales of equipment .....................     12         14
  Decrease (increase) in related party notes receivable    --       (1,000)
  Decrease (increase) in advances to related parties ...    (32)       (23)
  Repayments of notes receivable .......................     63        109
                                                        -------    -------
    Net cash used in investing activities ..............   (281)    (1,213)
                                                        -------    -------

Cash flows from financing activities:
  Proceeds from notes payable ..........................    157        237
  Principal payments on notes payable ..................   (222)       (72)
                                                        -------    -------
    Net cash provided by (used in) financing activities     (65)       165
                                                        -------    -------

    Net increase in cash ...............................    507       (373)

Cash, beginning of period ..............................    506      1,940
                                                        -------    -------
Cash, end of period ....................................$ 1,013    $ 1,567
                                                        =======    =======

Supplemental cash flow disclosures:
     Interest paid .....................................$   298    $   170
                                                        =======    =======
     Income taxes paid .................................     $-    $   102
                                                        =======    =======


The accompanying notes are an intergral part of these financial statements.

                                SUNSET COIN, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                 ---------------


1)       Basis of Presentation:

         Sunset Coin, Inc. ("SC") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
         Casino, Inc.:

         SC has guarantied the 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes (the "AC Notes"). AC, in turn, has guarantied the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000, of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

         CQC was formed to develop, own, and operate the "Capitol Queen" riverboat casino in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). Under the Commission's order, CQC, its principal owners and affiliated companies cannot reapply for a gaming license in Missouri prior to September 28, 1996.

     The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents, and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         In response to the Circuit Court's order to show cause, the Commission filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ of prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order to show cause. On December 23, CQC moved to dismiss the appeal on the ground that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

     On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Commission could deny a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. The decision has no immediate consequence because of a Circuit Court's ruling in a separate action (discussed below) voiding the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. The Court of Appeals' decision has no effect on that ruling, so the Commission's decision remains void. Nevertheless, an appeal to the entire nine-judge Court of Appeals or to the Missouri Supreme Court is being considered.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely.

     On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The Circuit Court heard the motion for summary judgment on December 19, 1995. In an order issued on April 23, 1996, the Circuit Court granted the motion, ruled that the Commission had violated the open meeting law, and declared the Commission's order void.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions were again terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project unfeasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29, 1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         Prior to its suspension, CQC had financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of the 12% First Mortgage Notes due November 15, 2000. As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995, with funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed. The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payment of $1,200,000 on November 15, 1995, and AC did not have available funds to advance on behalf of CQC. In addition, under the terms of the AC Notes, AC is required to offer to repurchase up to $5,500,000 in principal amount of the AC Notes if AC's tangible net worth falls below certain limits. At March 31, 1996, AC had a stockholders' deficiency and was subject to this requirement. AC does not have sufficient financial resources to meet this requirement in addition to its guarantee obligation with to CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

         CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc., at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminary suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the expiration date of December 31, 1995, passed. CQC is currently pursuing offers on its riverboat assets from prospective buyers.


         On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guaranty of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing the AC Notes, and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC (nor SC, as guarantor of the AC Notes) would have sufficient resources to satisfy such obligation, should it be necessary.


3)       Abandonment of Facility:

         SC's affiliate, Becker Gaming Group ("BGG"), abandoned one of their bar and restaurants due to the cancellation of the lease that was no longer affordable to the company. On April 21, 1996, Charlie's Saloon and Gambling Hall was closed to the public. BGG and SC, who owned all the initial opening leasehold improvements and furniture fixtures and equipment will each write-off in the fourth quarter of the fiscal year ended June 30, 1996 approximately $100,000 to reflect the disposal of assets which were not salvageable.





                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                            of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)

                                                            March 31,  June 30,
ASSETS                                                        1996       1995
                                                             -------   -------
                                                            (Unaudited)
Current assets:

  Cash and cash equivalents ..............................        $-   $    45
   Restricted cash, in escrow account ....................        30        30
                                                             -------   -------

      Total current assets ...............................        30        75
                                                             -------   -------
Other assets:

  Assets held for sale ...................................    11,834    12,146

  Financing costs, net of accumulated
    amortization of $310 at March 31, 1996
    and $212 at June 30, 1995 ............................       607       705
  Deposits and other assets ..............................        60        60
                                                             -------   -------

      Total other assets .................................    12,501    12,911
                                                             -------   -------


      Total assets .......................................   $12,531   $12,986
                                                             -------   -------

The accompanying notes are an integral part of these financial statements.




                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)



                                                           March 31,   June 30,
LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)                  1995        1995
                                                           --------    --------
                                                          (Unaudited)
Current liabilities:

  Accounts payable .......................................       $-    $    142
  Advances from related parties ..........................    1,252         404

  Accrued interest .......................................    2,159         395
  Notes payable to related parties .......................    1,200       1,200

  Long-term debt classified as current,
    net of unamortized original issue discount
    of $2,481 and $2,882, respectively ...................   17,519      17,118
                                                           --------    --------

         Total current liabilities .......................   22,130      19,259
                                                           --------    --------

Commitments and contingencies

Stockholder's equity(deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding .........     --          --
  Additional paid-in capital .............................   12,732      12,732

  Deficit accumulated during development stage ...........  (22,331)    (19,005)
                                                           --------    --------
      Total stockholder's equity (deficit) ...............   (9,599)     (6,273)
                                                           --------    --------


      Total liabilities and stockholder's equity(deficit)  $ 12,531    $ 12,986
                                                           --------    --------

The accompanying notes are an integral part of these financial statements.


                          CAPITOL QUEEN & CASINO, INC.
                          (A Development Stage Company
             And A Wholly Owned Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                              Three Months Ended March 31,
                                                  1996        1995
                                              --------    --------
Revenues ....................................       $-          $-

Operating expenses:
  Amortization of financing and other costs .       33         199
  Abandonment loss ..........................     --          --
  Development costs .........................      195         137
                                              --------    --------

      Total operating expenses ..............      228         336
                                              --------    --------

Operating loss ..............................     (228)       (336)

Other income (expenses):
  Interest income ...........................     --            55
  Interest expense ..........................     (750)       (707)
  Interest capitalized ......................     --          --
                                              --------    --------

Total other income (expense) ................     (750)       (652)
                                              --------    --------

Net loss before extraordinary item ..........     (978)    (988)
                                              --------    --------

Extraordinary item:
   Loss on early retirement of debt
     (no income tax benefit available) ......     --        (4,089)
                                              --------    --------
   Net loss ................................. $   (978)   $ (5,077)
                                              ========    ========

The accompanying notes are an intergral part of these financial statements.



                          CAPITOL QUEEN & CASINO, INC.
                          (A Development Stage Company
              And A Wholly Owned Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                 For The Period
                                                               January 20, 1993
                                                                  (The Date Of
                                                                    Inception)
                                                                     Through
                                        Nine Months Ended March 31,  March 31,
                                             1996        1995        1996
                                         --------    --------       --------
Revenues ..............................        $-          $-          $-

Operating expenses:
 Amortization of financing and
     other costs ......................        98         869         1,340
 Abandonment loss .....................      --          --           6,034
 Development costs ....................     1,063         736         2,269
                                         --------    --------      --------

     Total operating expenses .........     1,161       1,605         9,643
                                         --------    --------      --------

Operating loss ........................    (1,161)     (1,605)       (9,643)

Other income (expenses):
 Interest income ......................      --           610         1,265
 Interest expense .....................    (2,165)     (3,160)      (10,547)
 Interest capitalized .................      --          --             683
                                         --------    --------      --------

Total other income (expense) ..........    (2,165)     (2,550)       (8,599)
                                         --------    --------      --------

Net loss before extraordinary item ....    (3,326)     (4,155)      (18,242)
                                         --------    --------      --------

Extraordinary item:
 Loss on early retirement of debt
   (no income tax benefit available) ..      --        (4,089)       (4,089)
                                         --------    --------      --------
 Net loss .............................  $ (3,326)   $ (8,244)     $(22,331)
                                         ========    ========      ========

The accompanying notes are an intergral part of these financial statements.


                          CAPITOL QUEEN & CASINO, INC.
         ( A Development Stage Company And A Wholly Owned Subsidiary of
                              Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                  (Unaudited)





                                                    Nine Months Ended March 31,
                                                             1996        1995
                                                         --------    --------

Cash flows from development stage activities:
 Net loss .............................................. $ (3,326)   $ (8,244)
 Adjustments to reconcile net loss to net cash provided by (used in) development stage activities:

   Amortization of financing and other costs ...........       98         173
   Amortization of original issue discount .............      401         696
   Abandonment loss ....................................     --          --
   Extraordinary loss on retirement of debt ............     --         4,089
   Increase in accounts payable and accruals,
       net of amounts for capital expenditures .........    1,622         320
  Increase in advances from related parties ............      848          35
                                                         --------    --------
       Total adjustments ...............................    2,969       5,313
                                                         --------    --------
       Net cash used in development stage activities ...     (357)     (2,931)
                                                         --------    --------

Cash flows from investing activities:
 Capital expenditures, net of construction .............
   accounts payable                                          --        (1,680)
 Net (additions to) reductions in restricted ...........
   cash equivalents                                          --        24,898
 Decrease (increase) in deposits and other assets ......      312          12
 Capitalization of preopening costs ....................     --          --
 Development costs .....................................     --          --
                                                         --------    --------
   Net cash provided by (used in) investing activities .      312      23,230
                                                         --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage Notes ...........      --       (20,200)
  Proceeds from issuance of First Mortgage Notes,
    net of financing costs .............................      --          --
  Proceeds from borrowings under notes payable to ......                     .
    related parties ....................................      --         1,200
  Equity contribution from Becker Gaming, Inc. .........
    relating to sale of warrants .......................      --          --
                                                          --------    --------
    Net cash provided by financing activities ..........         0     (20,200)
                                                          --------    --------

    Net (decrease) increase in cash and cash equivalents       (45)         99

Cash and cash equivalents, beginning of period .........        45          33
                                                          --------    --------

Cash and cash equivalents, end of period ...............        $-    $    132
                                                          --------    --------

                                                          --------    --------

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized .............       $-    $  2,820
                                                         --------    --------

                                                         --------    --------
 Original issue discount that did not affect cash ......       $-          $-
                                                         --------    --------

                                                         --------    --------
 Equity contribution by Becker Gaming that did not
   affect cash .........................................       $-          $-
                                                         --------    --------

                                                         --------    --------

                          CAPITOL QUEEN & CASINO, INC.
         ( A Development Stage Company And A Wholly Owned Subsidiary of
                              Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)
                                                            For The Period
                                                           January 20, 1993
                                                             (The Date Of
                                                           Inception) Through
                                                               March 31,
                                                                 1996
                                                               --------

Cash flows from development stage activities:
 Net loss ..............................................      $(22,331)
 Adjustments to reconcile net loss to net cash provided by (used in) development stage activities:

   Amortization of financing and other costs ...........         1,339
   Amortization of original issue discount .............         1,900
   Abandonment loss ....................................         6,034
   Extraordinary loss on retirement of debt ............         4,089
   Increase in accounts payable and accruals,
       net of amounts for capital expenditures .........         2,171
  Increase in advances from related parties ............         1,240
                                                              --------
       Total adjustments ...............................        16,773
                                                              --------
       Net cash used in development stage activities ...        (5,558)
                                                            --------

Cash flows from investing activities:
 Capital expenditures, net of construction .............
   accounts payable                                            (12,936)
 Net (additions to) reductions in restricted ...........
   cash equivalents                                                (31)
 Decrease (increase) in deposits and other assets ......           252
 Capitalization of preopening costs ....................          (340)
 Development costs .....................................          (553)
                                                              --------
   Net cash provided by (used in) investing activities .       (13,608)
                                                              --------

Cash flows from financing activities:
  Principal payments on First Mortgage Notes ...........        (20,200)
  Proceeds from issuance of First Mortgage Notes,
    net of financing costs .............................         30,666
  Proceeds from borrowings under notes payable to ......           --
    related parties ....................................
  Equity contribution from Becker Gaming, Inc. .........
    relating to sale of warrants .......................          7,500
                                                               --------
    Net cash provided by financing activities ..........         19,166
                                                               --------

    Net (decrease) increase in cash and cash equivalents           --

Cash and cash equivalents, beginning of period .........           --
                                                               --------

Cash and cash equivalents, end of period ...............             $-
                                                               --------

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized .............      $  5,807
                                                              --------
 Original issue discount that did not affect cash ......      $  7,500
                                                              --------
 Equity contribution by Becker Gaming that did not
   affect cash .........................................      $  5,232
                                                              --------

                          CAPITOL QUEEN & CASINO, INC.
      (A Development stage company and a wholly owned subsidiary of Becker
                                 Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                 ---------------

1)       Basis of Presentation:

         Capitol Queen & Casino, Inc. ("CQC") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
         Casino, Inc.:

         Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guarantied the 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes (the "AC Notes"). AC, in turn, has guarantied the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000, of CQC, until such time as CQC is licensed to conduct gaming in Missouri.

         CQC was formed to develop, own, and operate the "Capitol Queen" riverboat casino in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). Under the Commission's order, CQC, its principal owners and affiliated companies cannot reapply for a gaming license in Missouri prior to September 28, 1996.

     The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents, and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         In response to the Circuit Court's order to show cause, the Commission filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ of prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order to show cause. On December 23, CQC moved to dismiss the appeal on the ground that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

     On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Commission could deny a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. The decision has no immediate consequence because of a Circuit Court's ruling in a separate action (discussed below) voiding the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. The Court of Appeals' decision has no effect on that ruling, so the Commission's decision remains void. Nevertheless, an appeal to the entire nine-judge Court of Appeals or to the Missouri Supreme Court is being considered.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely.

     On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The Circuit Court heard the motion for summary judgment on December 19, 1995. In an order issued on April 23, 1996, the Circuit Court granted the motion, ruled that the Commission had violated the open meeting law, and declared the Commission's order void.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions were again terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project unfeasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29, 1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         Prior to its suspension, CQC had financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of the 12% First Mortgage Notes due November 15, 2000. As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995, with funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed. The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payment of $1,200,000 on November 15, 1995, and AC did not have available funds to advance on behalf of CQC. In addition, under the terms of the AC Notes, AC is required to offer to repurchase up to $5,500,000 in principal amount of the AC Notes if AC's tangible net worth falls below certain limits. At March 31, 1996, AC had a stockholders' deficiency and was subject to this requirement. AC does not have sufficient financial resources to meet this requirement in addition to its guarantee obligation with to CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

         CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc., at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminary suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the expiration date of December 31, 1995, passed. CQC is currently pursuing offers on its riverboat assets from prospective buyers.

         On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guaranty of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing the AC Notes, and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC (nor SC, as guarantor of the AC Notes) would have sufficient resources to satisfy such obligation, should it be necessary.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

Becker Gaming, Inc.

     The Company serves as a holding company for, and provides management and administrative services to, the Becker family gaming interests, including Arizona Charlie's, Inc. ("AC"), Sunset Coin, Inc. ("SC"), Becker Gaming Group ("BGG"), and Capitol Queen & Casino, Inc. ("CQC"). The Company has not engaged in any business other than providing such management and administrative services to its subsidiaries.

         The Company's prospects for the receipt of management fee income from CQC have been adversely impacted by events in Missouri adversely affecting CQC's efforts to become licensed to conduct riverboat gaming in that State. As a result of such events, CQC proposes to sell its riverboat casino project. See "Capitol Queen & Casino, Inc. - General."


Arizona Charlie's, Inc.

General

         AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lesser extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non-casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in department operating losses. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance.


Results of Operations for the three and nine months ended March 31, 1996 and
1995

         Results from operations at AC decreased for both the three-month and nine-month periods ended March 31, 1996 compared to the same periods in 1995, despite increased revenues, as a result of increased operating expenses in the more recent periods. The increased revenues and expenses reflect the opening of new and expanded facilities at Arizona Charlie's from September 1994 through January 1995. In addition, the increase in expenses for the 1996 periods reflect increased slot promotional activity, accrued costs that are attributable to CQC, and the addition of staff personnel, equipment and related operating expenses transferred to AC from BGI.

         Net revenues at AC increased by $1,255,000, or 8.0%, from $15,663,000 to $16,918,000 for the three-month period ended March 31, 1996 compared to the three-month period ended March 31, 1995. In the same period-to-period comparison, operating expenses, including depreciation and amortization, increased by 11.1% to $16,131,000 from $14,518,000. This resulted in a $358,000 decrease in operating income from $1,145,000 to $787,000 for the more recent three-month period.

         Net revenues at AC increased by $8,625,000, or 21.2%, from $40,623,000 to $49,248,000 for the nine-month period ended March 31, 1996 compared to the nine-month period ended March 31, 1995. In the same period-to-period comparison, operating expenses, including depreciation and amortization, increased by 28.7% to $49,887,000 from $38,750,000. This resulted in a $2,512,000 decrease in operating income from $1,873,000 to an operating loss of $639,000 for the more recent nine-month period.

         Gaming revenues increased $405,000, or 3.1%, for the three-month period ended March 31, 1996 compared to the same period in the prior year. The largest portion of the gaming revenue increase is attributable to gaming machine revenues, which increased 4.8% from $10,939,000 to $11,465,000 for the three-month period ended March 31, 1996, reflecting increased levels of play as a result of additional slot promotional events in the latter period. Revenues from table games decreased 24.1% from $1,412,000 to $1,071,000 during the more recent three-month period as a result of a lower than normal hold percentage for blackjack games. Poker revenues remained relatively flat at $158,000 for the 1996 three-month period compared to $161,000 for the 1995 three-month period. Bingo revenues increased by $143,000 for the three-month period ended March 31, 1996 when compared to the same period of the prior year as a result of increased play and lower than normal payouts.

         The largest portion of the increase in revenues for the nine-month period ended March 31, 1996 is attributable to gaming revenues which increased 18.8% from $33,659,000 to $39,988,000. Specifically, gaming machine revenues increased $5,467,000, or 19.3%, from $28,293,000 to $33,760,000. Revenues from table games  increased  $10,716,  or 0.3%,  from  $3,496,000 to $3,506,000,  and revenues from the race & sports book increased $364,000, or 18.5%, from $1,967,000 to $2,332,000. These increases are primary the result of increased levels of play by patrons and revenue generated from an additional 399 slot machines, 5 table games and an expanded race & sports book facility that offers pari-mutual wagering. Bingo revenues also increased by $254,000 during the nine-month period ended March 31, 1996 compared to the same period of the prior year as a result of increased play and lower than normal payouts.

         Food and beverage revenues increased 15.3% from $2,980,000 to $3,436,000 during the three-month period ended March 31, 1996 compared to the same period in the prior year, reflecting increased customer volumes at the two specialty restaurants, Chin's and the Yukon Grill, both of which opened in December of 1994. For the nine-month period ended March 31, 1996, food and beverage revenues increased $2,143,000, or 28.0%, from $7,664,000 to $9,807,000 when compared to the nine-month period of the prior year, also reflecting the additional revenues from the two specialty restaurants.

         Hotel revenues increased 15.1% from $733,000 to $844,000 during the three months ended March 31, 1996 compared to the same three-month period in 1995. The increased revenue is due to a small increase in room rates combined with a 8.0% increase in occupancy rates. During the nine-month period ended March 31, 1996, hotel revenues increased by $458,000, or 24.4%, from $1,879,000 to $2,337,000 compared to the same nine-month period of 1995, reflecting an increase in room and occupancy rates, and the addition of 158 new rooms that were opened in September 1994.

         Gift shop revenues remained flat at $150,000 during the three-month period ended March 31, 1996 compared to the same period in 1995. During the nine-month period ended March 31, 1996, gift shop revenues increased $43,000, or 10.4%, from $414,000 to $457,000 compared to the same period in 1995, primarily as the result of the relocation and enlargement of the gift shop in January 1995.

         Management fees from BGI were $729,000 and $1,454,000 and for the three-month and nine-month periods ended March 31, 1996. Such fees were implemented on October 1, 1995 and are designed to recover expenses associated with the addition of approximately 40 employees in the accounting, payroll, personnel (and related departmental costs) and technical services departments and the transfer of certain executive personnel in March 1995 to the Company from BGI. The management fee is also designed to recover other expenses transferred from BGI to the Company including the maintenance and other operating expenses associated with an airplane and two boats. Management fee revenue to the Company from BGI is equal to 80% of the management fee expense to BGI. The management fee is not collected from BGI, but serves as a vehicle to offset the above described additional expenses and costs incurred by the Company.

         Other revenues which principally include entertainment cover charges, ATM commissions, and revenues from PBX and banquets, increased 5.6% from $320,000 to $338,000 for the three-month period ended March 31, 1996 compared to the same period in 1995. During the nine-month period ended March 31, 1996, other revenues increased by $270,000, or 46.4%, from $582,000 to $852,000 compared to the same nine-month period of 1995. The increases for the 1996 periods reflect higher entertainment cover- charge and banquet revenues resulting from the addition of the showroom and the banquet facilities which opened in December 1994, partially offset by a reduction in the number of entertainment events conducted in the 1996 three-month period.

         Gaming expenses increased by $132,000 and $2,227,000, or 4.0% and 25.12%, from $3,313,000 and $8,865,000 to $3,445,000 and $11,092,000,
respectively, for the three-month and nine-month periods ended March 31, 1996 compared to the same periods in the prior year. The higher levels of expense for the 1996 three-month period reflect the additional salaries and wages and certain costs associated with Company-sponsored promotional events for premium players totaling $146,000. For the nine-month period ended March 31, 1996, increased expenses include slot promotional expense of $1,142,000, higher gaming tax and licenses fees of $464,000 along with the additional expense of the newly created casino marketing department totaling $337,000. As a result, gaming expenses represented 25.6% and 27.7% of gaming revenues for the three-month and nine-month periods ended March 31, 1996, compared to 25.4% and 26.3% of the gaming revenues for the same periods ended March 31, 1995.

         Food and beverage expenses increased by $432,000 and $2,239,000, or 11.6.0% and 22.8.0%, from $4,164,000 and $12,054,000 to $3,732,000 and
$9,810,000, respectively, for the three-month and nine-month periods ended March 31, 1996 when compared to the same periods ended March 31, 1995, as a result of increased food costs and the additional departmental personnel required for the two new specialty restaurants and the sports book deli that opened in March 1995. As a result, food and beverage expenses represented 121.2% and 123.0% of food and beverage revenues for the three-month and nine-month periods ended March 31, 1996 compared to 125.2% and 128.1% of the food and beverage revenues for the same periods ended March 31, 1995. Management anticipates these costs will continue to decline as a percentage of revenues as these facilities continue to generate higher customer volumes.

         Hotel expenses increased by $27,000 and $115,000, or 6.7% and 10.2%, from $401,000 and $1,128,000 to $428,000 and $1,243,000, respectively, for the three-month and nine-month periods ended March 31, 1996 as compared to the same periods in 1995, reflecting increased salaries and wages and the additional expense associated with the operation of the added rooms and suites. However, net contribution by the hotel department (hotel revenues less hotel operating expenses) improved to $416,000 and $1,094,000 for the three-month and nine-month periods ended March 31, 1996 from $332,000 and $751,000 for the same periods in 1995.

         General and administrative expenses increased by $908,000 and $5,435,000, or 22.1% and 50.3%, from $4,115,000 and $10,812,000 to $5,023,000 and $16,247,000 respectively, for the three-month and nine-month periods ended March 31, 1996 as compared to the same periods in 1995. The increases resulted from the additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to the Company from BGI. Other expenses transferred from BGI to the Company include the maintenance and other operating expenses associated with an airplane and two boats. Other increases to general and administrative expenses included accrued expenses and payments made on behalf of CQC in the amounts of $794,000 and $2,947,000 for the three-month and nine-month periods ended March 31, 1996. The Company accrued management fees payable to BGI of $912,000 and $2,674,000 during the three-month and nine-month periods ended March 31, 1996.

         Advertising and promotional expenses increased by $46,000 and $451,000, or 4.4% and 15.3%, from $1,051,000 and $2,941,000 to $1,097,000 and $3,392,000 during the three-month and nine-month periods ended March 31, 1996 compared to the same periods in 1995. The increases in the 1996 periods are attributable to additional television advertising expenses and the costs of casino mailing promotions.

         Depreciation and amortization increased slightly by $1,000 and $143,000, or 0.1% and 5.7%, from $888,000 and $2,525,000 to $889,000 and
$2,668,000 during the three-month and nine-month periods ended March 31, 1996 when compared to the same periods in 1995, primarily due to additional depreciation expense associated with new expansion assets.

         AC had other expenses of $1,718,000 and $5,025,000 for the three-month and nine-month periods ended March 31, 1996 compared with $1,695,000 and $4,262,000 for the same periods in 1995. The increased expense is due to a reduction of interest income in the amount of $21,000 in the three-month period and a decrease in capitalized interest (other income) in the amount $676,000 for the nine-month period ended March 31, 1996.


Income Taxes

         As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $5,900,000. Management anticipates that, upon full operation of its expanded facilities, AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 35%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.

Liquidity and Capital Resources

         At March 31, 1996, AC had working capital deficit of $6,000 compared to working capital of $2,920,000 at June 30, 1995. The decrease in working capital was caused primarily by increased accruals representing interest owed on the CQC Notes, management fees payable to BGI, interest expense on the $2,250,000 short-term note payable to Sunset Coin, Inc., and a decrease in prepaid expenses offset by an increase in receivable from related parties.

         For the nine-month period ended March 31, 1996, cash provided by operating activities decreased by 42.3% to $2,530,000 from $4,386,000 for the same period ended in 1995. The decrease is primarily attributable to a net loss of $5,664,000 for the nine-month period in 1996 compared to a net loss of $2,389,000 for the same period last year, an increase in operating assets of $1,903,000 from a decrease of $300,000 for the same period last year offset by an increase in operating liabilities to $6,179,000 for the nine-month period in 1996 from $3,952,000 for the same period in 1995.

         For the nine-month period ended March 31, 1996, net cash used in investing activities decreased by 55.3% to $1,713,000 from $3,835,000 for the same period ended in 1995. The decrease is the result of a $23,599,000 reduction in capital expenditures, offset by a $24,182,000 net reduction to restricted cash. Capital expenditures decreased in the 1996 period because the majority of the construction of the expanded facility occurred and was completed in the 1995 period. Restricted cash was reduced in the period ended March 31, 1995 upon payment for the construction of the expanded facility which also occurred in the period ended March 31, 1995. Other decreases in investing activities reflect a $4,147,000 net reduction in receivables from BGI attributable to a decrease in cash advances to BGI from AC.

         Cash flows provided by financing activities for the nine-month period ended March 31, 1996 was $71,000 reflecting payments on notes payable and capital leases. For the same period ended in 1995, cash flows from financing activities provided $841,000 derived mostly from borrowing under notes payable.

         AC's long-term obligations, approximately $61,000,000 at March 31, 1996, consist of the AC Notes, stockholder notes and capitalized equipment leases. AC has annual interest expenses aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, in addition to current annual payment of $1,200,000 associated with capitalized equipment financing. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

         AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes, $20,000,000 in principal amount of which are outstanding, as a result of a September 28, 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application. Because CQC does not have significant funds, AC is obligated to pay interest on the CQC Notes, which accrues at the rate of $2,400,000 annually. Such interest is payable semi-annually on May 15 and November 15 of each year.

         In addition, unless the holders of the CQC Notes otherwise agree, AC will be liable for any shortfall between the proceeds from any sale of assets by CQC and the amount required to retire the CQC Notes. Because there can be no assurances that CQC will be able to sell its assets for an amount which will allow it to fully or substantially repay the CQC Notes, AC's liability under its guarantee of the CQC Notes may exceed that amount which it could support. In addition, a default under the AC Notes would entitle the holders of 25% or more in principal amount thereof to cause such AC Notes to become accelerated, in which event they would become immediately due and payable in full.

         On November 15, 1995, AC made an interest payment due on the AC Notes in the amount of $1,650,000, an amount equal to 50% of the required amount due. The remainder of the interest was paid on December 27, 1995. CQC was not able to make its November 15, 1996 scheduled interest payment of $1,200,000, and AC did not have funds available to advance on behalf of CQC. Further, CQC will not be able to make its May 15, 1996 scheduled interest payment of $1,200,000 and AC will not have funds available to advance on behalf of CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan; however, an agreement has not yet been reached.

         AC's management believes that, if not required to make any large cash payments under its guarantee of the CQC Notes, AC has sufficient funds to meet its projected needs for financing of existing operations and service its debt obligations. However, AC's performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond its control.

Sunset Coin, Inc.

General

         SC derives its revenues and profits largely from its gaming machine route pursuant to participation contracts and, to a lesser extent, space leases. Under its participation contracts, SC pays a percentage of the net win (amounts wagered less winnings paid) from its gaming machines to the site owner. The balance is retained by SC. Under its space leases, SC pays the site owner a fixed space rental fee and retains all of the net win. SC gaming revenues under participation contracts represent SC's share of the net win after payments to the location, and under space leases represent all revenues before lease payments, which are treated as expenses. A majority of SC's gaming machines are installed at locations controlled by the Becker family and the contracts with such locations are expected to be renewed as a matter of general course.

         In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with six Becker Gaming Group ("BGG") locations and one additional location owned by an unrelated party, which are expected to be renewed in general course except for Charlie's Saloon (a BGG bar) which discontinued its operation on April 21, 1996.


Results of operations for the three and nine months ended March 31, 1996 and 1995

         SC's results of operations declined for the three-month and nine-month periods ended March 31, 1996 compared to the same periods in the prior year. Revenues decreased by 1.7% to $677,000 for the three-month period and by 3.4% to $1,959,000 for the nine-month period. The decreases in revenues are attributable to the expiration of contracts that were not renewed with one participation and one service fee location in the more recent period, the effect of which was slightly offset by the addition of two participation locations and the conversion of another location from a participation contract to a more favorable space lease contract. Additional service revenues were recognized in the 1996 periods due to the recently added BGG bar, Charlie's Bar Down Under.

         The total number of gaming machines operated during the three-month and nine-month periods ended March 31, 1996 were 395 compared to 352 in the prior year periods. The total number of gaming machines at BGG locations serviced by SC was 130 for the three-month and nine-month periods ended March 31, 1996 compared to 95 for the same periods in 1995. Slot service fees from BGG for the three-month and nine-month periods ended March 31, 1996 were $24,000 and $72,000, up from $18,000 and $54,000 for the same periods in the prior year.

         Gaming machine route expenses for the three-month and nine-month periods ended March 31, 1996 increased by 19.6% to $324,000 and by 20.8% to $939,000 when compared to the same periods in the prior year reflecting increased salaries and wages, due to additional staffing requirements and the transfer of management personnel from BGI to SC, as well as additional security guard wage expense in the more recent three-month period. Other increased expenses for repairs and maintenance, automotive and complimentary expenses were partially offset by a decrease in loss and damage, advertising, and supplies expenses.

         General and administrative expenses for the three-month and nine-month periods decreased by 78.9% and 42.6% to $4,000 and $31,000 from $19,000 and $54,000, reflecting decreases in professional fees, donations, office and supplies expenses, and bad debts.

         Management fees (based upon gross revenues) decreased by 8.1% and 8.9% to $34,000 and $102,000 for the three-month and nine-month periods ended March 31, 1996 when compared to the same periods in the prior year. This decrease is attributable to lower gross revenues in the more recent periods.

         Depreciation and amortization increased by 25.0% and 29.5% to $75,000 and $224,000 for the three-month and nine-month periods ended March 31, 1996, reflecting additional depreciation and amortization costs associated with the April 1995 opening of Charlie's Bar Down Under (a BGG bar). SC purchased certain furniture, fixtures and equipment contained in this bar.

         During the three-month and nine-month periods ended March 31, 1996, SC had other expenses (net of other income) of approximately $28,000 and $113,000 compared to $24,000 and $94,000 for the same periods in 1995. The increases are attributable to increased interest expense relating to draws on a line of credit to finance the furniture, fixtures and equipment installed at Charlie's Down Under and slot machines for the new and existing locations.



Income Taxes

         As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month and nine-month periods ended March 31, 1996 amounted to $72,000 and $187,000 from $95,000 and $278,000 in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.



Liquidity and Capital Resources

         Cash provided by operating activities for the nine-month period ended March 31, 1996 increased to $853,000 from $675,000 for the nine-month period ended March 31, 1995, mostly due to a net increase in operating liabilities of $265,000 and depreciation and amortization of $51,000 offset by a decrease in operating assets of $37,000, and revenues of $176,000.

         Cash flows used in investing activities for the nine months ended March 31, 1996 amounted to $281,000, including repayment of notes receivable of $63,000, a decrease in advances to related parties of $32,000, purchases of slot machines of $324,000, and proceeds from the sale of slot machines of $12,000.

         Cash flows used in financing activities for the nine months ended March 31, 1996 amounted to $65,000, reflecting note proceeds of $157,000 and $222,000 in principal payments on notes payable.

         SC's indebtedness includes stockholder notes and notes collateralized by its gaming equipment and other assets. The stockholder notes aggregate $3,000,000 in principal amount, bear interest at an annual rate of 10% and mature January 2001. The collateralized notes bear interest at annual rates of approximately 10.89%, in the case of fixed rate loans, or at prime plus 1.5% , in the case of a collateralized line of credit, the outstanding aggregate balance of which, $272,000, was converted to a note at July 1, 1994 with monthly payments through June 1998. The fixed rate notes mature at various dates through December 1995.

         In July 1994, SC entered into an agreement with a bank for a new $1.2 million non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement, SC originally could request advances through October 28, 1995 only, at which time its rights to advances under the agreement were terminated. In December 1995, the agreement was amended making available the unused portion of $1,200,000 until October 20, 1996. Advances under the agreement bear interest at the bank's prime rate plus 1.5% up to a maximum rate of 2.0%. As of March 31, 1996, the amount outstanding under the non-revolving line of credit totaled $821,000. SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. SC has guaranteed the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of 2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earnings. SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes.

         AC may have liability under its guarantee of the CQC Notes beyond that which it could immediately support, AC may be in default of the AC Notes and SC, as guarantor of the AC Notes, would have liability under its guarantee. Such liability would likely exceed the amount which SC could immediately support, including amounts available under its non-revolving line of credit.


Capitol Queen & Casino, Inc.

Analysis of Development Stage Activities for the period July 1, 1995 through March 31, 1996

         CQC was organized on January 20, 1993 for the purpose of developing, constructing, owning and operating the Capitol Queen riverboat casino. Since inception, CQC's activities have been limited to, in addition to the financing transaction described below, the acquisition of a land site in Jefferson City, Missouri and the rights to develop the Capitol Queen thereon, the preparation and prosecution of applications to become licensed to own and operate the Capitol Queen in Missouri and for all other required permits and approvals, the preparation of preliminary design plans, drawings and budgets for the project, construction of a riverboat vessel and other pre-opening development activities. As of August 1994, CQC has suspended the development of the Capitol Queen, other than completion of the riverboat. As a result of a September 28, 1994 ruling by the Missouri Gaming Commission denying CQC's license application, CQC proposes to sell its assets. Such assets include its riverboat, Jefferson City land site, the Riverfront Development Agreement with Jefferson City and certain permits.

         As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed. The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payment of $1,200,000 on November 15, 1995 and also will not be able to make the interest payment due May 15, 1996. AC does not have available funds to advance on behalf of CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan, however, an agreement has not yet been reached.

         CQC had entered into an Asset Purchase Agreement dated April 10, 1995 for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminary suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the expiration date of December 31, 1995 passed. CQC is currently pursuing offers on its riverboat assets from prospective buyers.

         During the period from July 1, 1995 through March 31, 1996, CQC had total operating expenses of $1,161,000 consisting primarily of amortization expenses of $98,000 associated with debt issue costs and $1,063,000 of other operating costs. Other operating costs include a write-off of $312,000 of costs for architectural plans and dredging costs and approximately $200,000 of costs associated with the November 8, 1995 election campaign. The remaining $500,000 in operating costs are legal and professional fees and $15,000 per month for boat storage and insurance paid to the shipbuilder. For the same period, CQC incurred $2,165,000 of interest cost, of which none was capitalized due to the decision to suspend development of the riverboat project.


Liquidity and Capital Resources

         For the period July 1, 1995 through March 31, 1996, net cash used by development stage activities was $357,000. At March 31, 1996, CQC had expended a total of approximately $21,400,000 on the development and construction of the Capitol Queen.

         CQC's long-term obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Moreover, CQC because it has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. CQC is not expected to engage in any activities after the sale of its assets, although it may continue to pursue legal relief with respect to the injury caused by the ruling of Missouri Gaming Commission and the recent vote in Jefferson City. The cost of pursuing such relief is expected to be borne by BGI.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         BGI, CQC, and the Nevada Operating Companies (Arizona Charlie's, Inc., Becker Gaming Group, and Sunset Coin, Inc.) are parties to various lawsuits relating to routine matters incidental to their respective businesses, in addition to the litigation discussed below. Based on the amounts and issues believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the results of operations or financial condition of BGI, CQC, or the Nevada Operating Companies.

         On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         In response to the Circuit Court's order to show cause, the Commission filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ of prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order to show cause. On December 23, CQC moved to dismiss the appeal on the ground that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

         On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Commission could deny a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. The decision has no immediate consequence because of a Circuit Court's ruling in a separate action (discussed below) voiding the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. The Court of Appeals' decision has no effect on that ruling, so the Commission's decision remains void. Nevertheless, an appeal to the entire nine-judge Court of Appeals or to the Missouri Supreme Court is being considered.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely.

         On March 23, 1995, the Missouri Attorney General filed misdemeanor charges against CQC and Bruce Becker alleging they knowingly made false statements on CQC's gaming license application. CQC and Mr. Becker vehemently denied the charges and launched a vigorous defense. On July 25, 1995, the Circuit Court for St. Louis County, Missouri, dismissed the charges, ruling that they did not state an offense, that the Attorney General lacked authority to bring them, and that they were filed after the statute of limitations had expired. On July 28, 1995, the Attorney General filed an appeal in the Missouri Court of Appeals for the Eastern District. CQC's and Bruce Becker's motions to dismiss the appeals as untimely filed were summarily denied on August 14, 1995. On April 16, 1996, in a 2-1 decision, a panel of the Missouri Court of Appeals reversed the Circuit Court's dismissal. An appeal to the entire nine-judge Court of Appeals or to the Missouri Supreme Court is being considered. These charges are not expected to have a material adverse effect on BGI or CQC.

         On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The Circuit Court heard the motion for summary judgment on December 19, 1995. In an order issued on April 23, 1996, the Circuit Court granted the motion, ruled that the Commission had violated the open meeting law, and declared the Commission's order void.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions were again terminated by the Attorney General's office.



Item 6.  Exhibits and Reports on Form 8-K

         No exhibits are included herein:

         The Company did not file any reports on from 8-K during the Three and Nine Month periods ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Becker Gaming, Inc.
(Registrant)



Date: May 15, 1996
/S/ Bruce F. Becker
- - -------------------
Bruce F. Becker
President, Chief Executive
Officer(Principal Executive Officer)



Date: May 15, 1996
/S/ Jerry Griffis
- - -----------------
Jerry Griffis
Chief Financial Officer
(Principal Financial and Accounting Officer)