Form 10-Q/A
period 1996-03-31
BECKER GAMING INC
filed 1996-07-12
CIK 920376

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


                         Commission file number 33-76368

                               BECKER GAMING, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                                 88-0303849
     ------                                                 ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

740 S. Decatur
Las Vegas, Nevada                                           89107
- -----------------                                           -----
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

                                                  Outstanding at
Class of common stock                             April 30, 1996
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



Becker Gaming, Inc.
(Registrant)



Date: May 15, 1996
/S/ Bruce F. Becker
- -------------------
Bruce F. Becker
President, Chief Executive
Officer(Principal Executive Officer)



Date: May 15, 1996
/S/ Jerry Griffis
- -----------------
Jerry Griffis
Chief Financial Officer
(Principal Financial and Accounting Officer)