Form 10-K
period 1996-06-30
BECKER GAMING INC
filed 1996-09-30
CIK 920376

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Fiscal Year ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
             THE SECURITIES EXCHANGE ACT of 1934 [NO FEE REQUIRED]



                         Commission file number 33-76368

                               BECKER GAMING, INC.


            NEVADA                            88-0303849
          (State or other jurisdiction of    (I.R.S. employer
          incorporation or organization)     identification no.)

                           740 South Decatur Boulevard
                             Las Vegas, Nevada 89107
                    (Address of Principal Executive Offices)
                  Registrant's telephone number: (702) 258-5200

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
        Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file
             such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        X       No  _______

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
             Item 405 of Regulation S-K is not contained herein,
        and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                               Form 10-K: _______

       The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 15, 1996 was $0. The
                number of shares of the Registrant's Common Stock outstanding as of September 15, 1996 was 10,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
             Specified exhibits listed in Part IV of this report are
                            incorporated by reference
         to the Registrant's previously filed Registration Statement on
                              Form S-1 (33-76368).
================================================================================
                             PART I


Item 1.    Business

Becker Gaming, Inc.
- -------------------

      Becker Gaming, Inc. ("BGI" or the "Company") serves as a holding company for the Becker family gaming interests. BGI's operating subsidiaries include Arizona Charlie's, Inc. ("AC"), Sunset Coin, Inc. ("SC") and Becker Gaming Group, Inc. ("BGG"), each of which is a Nevada corporation wholly owned by BGI. The Company also wholly owns Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation, the assets of which are being offered for sale pursuant to a proposed debt restructuring plan. See "Capitol Queen & Casino, Inc." BGI does not expect to engage in any business other than providing management and administrative services to its existing and future operating subsidiaries.

      AC owns and operates a locals-oriented casino-hotel named "Arizona Charlie's Hotel-Casino" ("Arizona Charlie's") in Las Vegas, Nevada. SC owns and operates a gaming machine route in the Las Vegas, Nevada area. BGG, directly and through its subsidiary, Innerout, Inc., owns and operates five restaurants under the "Charlie's" name in the Las Vegas area. CQC was organized to develop, construct, own and operate the Capitol Queen riverboat casino (the "Capitol Queen") in Jefferson City, Missouri, which project has been abandoned.

       Management fees are payable to the Company by its subsidiaries at a rate of 5% of the gross revenues of each such subsidiary. However, management fees payable by AC are restricted by the Indenture governing the 12% First Mortgages due November 15, 2000 of AC (the "AC Indenture" and "AC Notes," respectively). Under the AC Indenture, no management fees will be payable by AC until AC has attained a specified fixed charge coverage ratio of 2.25 to 1 and any management fees which are paid by AC may not exceed $5,000,000 in any fiscal year. Although CQC is similarly restricted under the Indenture governing its 12% First Mortgage Notes due November 15, 2000 (the "CQC Indenture" and the "CQC Notes," respectively), such restrictions are expected to be of no effect because CQC will not open the Capitol Queen or pay any management fees to the Company. See "Capitol Queen & Casino, Inc." As a result of the AC Indenture restrictions, AC has not paid and does not anticipate that it will be permitted to pay management fees before fiscal 1998. Any fees which become payable under the management agreement with the Company but which may not be paid as a result of the restrictions contained in the AC Indenture, will be accrued until paid. Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of AC's management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. See Note 9 of AC's Notes to Financial Statements.

      The Company had made certain commitments in connection with the acquisition of the rights to develop the Capitol Queen in Jefferson City, which commitments are subject to CQC becoming licensed by the State of Missouri to open and operate the Capitol Queen, and some of which rights have been terminated. See "Capitol Queen & Casino, Inc." Because CQC's application for a gaming license in Missouri was denied and later withdrawn, such commitments are no longer in effect.


Arizona Charlie's, Inc.
- -----------------------

     General

      The Becker family opened Arizona Charlie's in April 1988 as a full-service casino-hotel geared toward the Las Vegas locals market. Arizona Charlie's is situated on a 12.5-acre site located prominently on a major north-south thoroughfare in an established retail and residential neighborhood in the western metropolitan area of Las Vegas. A 60-foot high neon sign located in front of the facility provides Arizona Charlie's high visibility.

      AC employs operating and marketing strategies formulated to build a loyal, repeat resident customer base consisting principally of Las Vegas area employees and retirees residing in surrounding well-established neighborhoods. Arizona Charlie's market acceptance has resulted largely from its emphasis on providing attractive pricing, friendly service, quality food, and exciting entertainment, all in a comfortable atmosphere. In addition, the casino features a selection of games that invite personal interaction and which management believes, based on data published by state gaming regulators, are set for higher payout rates than those at other Las Vegas casinos generally. See "Business Strategy."

     From January 1994 to February 1995, AC expanded and enhanced Arizona Charlie's (the "Expansion") through the addition of new casino space, hotel rooms, specialty restaurants, and banquet/meeting room facilities, and the expansion of existing restaurant, entertainment, and other facilities. The
Expansion also involved the general remodeling of existing hotel rooms, the casino, and other interior areas, as well as the upgrading of the exterior facade and addition of a porte cochere at the front entrance.

      Casino. As of August 31, 1996, Arizona Charlie's had approximately 47,000 square feet of casino space open 24 hours a day, 365 days a year. At that date, the casino included approximately 1,600 gaming machines and 26 table games (blackjack, craps, roulette, Caribbean Stud, Let It Ride, mini- baccarat and poker), a 92-seat race and sports book, and a 400-seat bingo parlor, which is operated on the second floor.

      Over 80% of Arizona Charlie's gaming machines consist of video poker games. Although video poker machines are typically set for a lower net win rate for the house and have longer playing time per bet as compared with traditional slot machine games, Arizona Charlie's emphasizes video poker because it is popular with local players and generates, as a result, high volumes of play and casino revenues. Most of Arizona Charlie's table games are devoted to double-deck, hand-dealt blackjack play, which locals prefer due to its potential for more frequent payouts and greater customer interaction. For the year ended June 30, 1996, approximately 84.4% of gaming revenues was attributable to gaming machine play and 9.2% of gaming revenues was generated by table games.
Approximately 16.9 % of its gaming machines are devoted to five dollar, dollar and half-dollar play and approximately 83.1% to quarter and nickel play. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc. - Results of Operations."

       AC maintains stringent controls on receipts and disbursements at the casino. Security personnel, overhead cameras and other security devices are deployed throughout the facilities. In addition, AC has established a series of other controls, including locked cash boxes, independent auditors and observers, and daily tabulation and balancing of all cash transactions within the gaming areas.

      Hotel. Arizona Charlie's hotel is comprised of an eight- story tower consisting of 160 rooms and 10 suites opened on September 2, 1994 and a three-story tower consisting of an additional 100 rooms that underwent minor upgrades in the Expansion. Arizona Charlie's hotel customers include local residents and their out-of-town guests, as well as business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Occupancy rates for the years ended June 30, 1996 and 1995 averaged 86.9% and 84.3%, respectively, at average daily rates of $39.81 and $37.27 per room, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc. -
  Results of Operations." Arizona Charlie's has generated high occupancy rates, particularly during weekends, with little if any marketing of the hotel. Management believes that its favorable room rates, which are indicative of the value it offers its customers generally, have contributed to Arizona Charlie's ability to achieve such occupancy rates. AC will continue to set aside a small percentage of rooms and suites (approximately 5%) for complimentary use by its preferred casino customers.

      Food and Beverage. AC operates four restaurants at the facility. The Sourdough Cafe, open 24 hours a day, is located adjacent to the casino floor and seats 247 patrons. The all-you-can-eat Wild West Buffet is located on the second floor and seats 238 patrons. Two specialty restaurants, Chin's, which offers a gourmet Chinese cuisine and the Yukon Grille, an American-style steakhouse, with 100 seats each, attract guests interested in a more upscale and varied dining experience. The restaurants are designed to help attract more casino patrons interested in higher stakes machines and games. Arizona Charlie's also has three bars, which include a lounge bar, a sports book bar and a bar to service the restaurants.

      As with many casinos, Arizona Charlie's food and beverage operations are not directly profitable, but are used as marketing tools to stimulate casino activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
  Arizona Charlie's, Inc." Nonetheless, costs are minimized and operations are streamlined by using one kitchen to serve all four restaurants. The Sourdough Cafe and the Wild West Buffet offer quality food and service at affordable prices, while the Yukon Grille and Chin's offer an upscale dining experience that is preferred by select casino patrons. AC believes that much of its casino and other business is attributable to traffic created by the restaurants, and thus prices are set at levels designed to draw patrons to the facility.

      Entertainment and Other Facilities. Arizona Charlie's emphasis on reasonably priced entertainment has been an integral component of its overall customer appeal. The Naughty Ladies Saloon, a 108-seat facility, features a variety of entertainment including celebrity acts, live bands, musician showcase nights and jam sessions. AC also presents mini-concerts, nationally-televised boxing events, and other events in its second, much larger entertainment facility-the Palace Grand Theatre. This 700-seat showroom, located on the second floor, also serves as a meeting and banquet facility. AC has focused added marketing emphasis on the appeal of its entertainment programming. The larger showroom enables AC to present better-recognized musical acts, charge higher cover prices and attract more gaming customers. The availability of two showrooms allows AC to present more and varied entertainment. The banquet and meeting space has enabled AC to expand its marketing efforts to visiting business travelers and the small meetings market segment.

      A small gift shop located adjacent to the casino provides a limited range of inexpensive gift items, candy, newspapers, magazines and cigarettes. Added focus has been placed on logo merchandise promoting the Arizona Charlie's name and motif.

      Parking Facility. Arizona Charlie's offers on-site valet and self-parking lots with combined capacity for over 650 vehicles. Ease of access to the casino is believed to be an important element in the appeal of Arizona Charlie's to local customers.

     Business Strategy

      AC's strategy focuses on attracting Las Vegas residents, principally retirees and employees of local businesses, who visit the casino on a regular basis. These patrons, in contrast to the vacationers and conventioneers who frequent the Las Vegas Strip, prefer a friendlier, more casual environment to the large crowds, extravagance and less intimate atmosphere associated with the Strip casinos. Accordingly, AC attempts to attract locals and achieve customer loyalty by creating a more personal and relaxed, yet full-service, atmosphere with an emphasis on value pricing. Since the Expansion, AC has also increased its marketing efforts toward non-local customers.

      Management's efforts to create a friendly and relaxed atmosphere begin with its employees. AC strives to instill in each employee a commitment to service excellence. Employees are trained to recognize and acknowledge regular customers on a first-name basis. Employees are continually informed of upcoming events and are trained to be responsive to customer inquiries about new promotions. The high level of personal interaction between employees and customers leads to improved employee morale that in turn further contributes to the pleasant atmosphere.

      Casino operations are geared toward the tastes of the local customer. Arizona Charlie's emphasizes video poker machines, which local customers prefer to other gaming machines because video poker offers longer playing times per bet and more interactive features. In addition, AC's video poker machines are set at higher payout rates than other gaming machines in the casino. As a result, based on data compiled and published by state gaming regulators, payout rates at Arizona Charlie's are believed by management to be higher than those at other Las Vegas casinos generally. In addition, unlike its primary competitors, Arizona Charlie's does not operate a computerized "slot club" tracking and award system, but instead rewards and tracks players through personal contact by the casino's employees. Player bonuses are paid in cash on the casino floor, which patrons find appealing, as opposed to crediting points to a slot club card. Moreover, casino operations at Arizona Charlie's are continually monitored and adjustments are made from time to time to accommodate changing customer interests. In particular, AC regularly upgrades its gaming machines as new models are developed to provide its customers with the latest games and features. The casino also offers double-deck, hand-dealt blackjack that allows the players to handle their cards, creating more player involvement in the game and the potential for more frequent payouts. Arizona Charlie's recently added the new table games Let It Ride, Caribbean Stud and Mini-Baccarat which management believes have become increasingly popular with local players. A three-table poker room has also helped to attract local regulars. Arizona Charlie's also features a bingo parlor which management believes, though not directly profitable, is an effective marketing tool because it attracts locals on a regular basis who also engage in other gaming activities. Bingo contributes to the casino's overall informal and friendly atmosphere. Finally, a company-owned shuttle bus service provides free scheduled pick-up and drop-off service for local customers, particularly the elderly. Management believes that, as a result of its efforts to gear casino operations to the tastes of local customers and to provide a more personal approach, the casino has become a social gathering place for the surrounding communities.

      AC provides complimentary food and beverages to valued casino patrons and has expanded this practice since the Expansion. While AC issues credit to a small portion of its customers, it does so judiciously, resulting in an average provision for doubtful accounts of less than 1% of gaming revenues over the past several years. Since the Expansion, AC has implemented, among a number of other new marketing programs, efforts designed to attract more credit customers. However, management continues to maintain stringent controls on its credit policy and thus does not expect its provision for doubtful accounts as a percentage of gaming revenues to increase significantly.

     Marketing Strategy

      General. AC promotes the casino through special events, television, radio, print and billboard advertising, direct mail, video poker specials and its popular, trademarked "Paycheck Poker" check-cashing promotion. Paycheck Poker which many of AC's competitors have imitated, involves a no-fee check-cashing service and the distribution of free scratch-game prize cards. Other promotions successfully employed by AC include hand paid jackpots on video poker, which are supplemental to the machine payout, and special event promotions on holidays. These marketing tools have enabled AC to fill the casino consistently without employing expensive bus, coupon book or road-flier promotions commonly used by other casinos in Las Vegas. Arizona Charlie's has also marketed the casino on the basis of its reputation among locals for promoting professional boxing events and entertaining country music and classic rock performances.

      AC's marketing strategy is geared principally to attract locals who will visit the casino on a repeat basis for entertainment and relaxation. AC's ability to continue to draw these players will be critical to its long-term success. In addition, management expects that the Expansion has generally enabled it to further increase revenues through the broadening of its marketing programs which have include more invited-guest events, increased house credit (currently issued on a very limited basis), a greater number of performances by better-recognized musical groups, and slot tournaments. The upgraded facilities and enhanced amenities provided by the Expansion, along with expanded marketing efforts, have assisted AC in attracting the leisure traveler, special casino customer and selected meeting group customers.

     Local Residents. AC markets primarily to the local resident gaming customer. AC relies heavily on Arizona Charlie's location, its favorable casino odds, its modestly priced food and beverage facilities and its entertainment programming to attract local-resident patrons. AC markets to local residents through local print and billboard advertising, participation in community and other public activities, and in-house promotions and programs, such as its no-fee check-cashing promotion. Arizona Charlie's also benefits from word-of-mouth endorsements from local residents. AC continues to develop new in-house promotions designed to enhance the image of Arizona Charlie's.

      Leisure Travelers. The leisure travel segment of the Las Vegas gaming customer market consists of persons who are not affiliated with groups and who make their reservations directly with the hotel of their choice or through independent travel agents. Currently, this segment represents only a small portion of Arizona Charlie's customer base. Management believes, nevertheless, that its affordably priced hotel rooms and off-Strip location are attractive to a portion of the leisure travel segment and that Arizona Charlie's has significant development potential in this area. The Company believes that many repeat visitors who perceive Las Vegas residents as discerning, value-oriented consumers of hotel and gaming facilities will be favorably influenced by the hotel's popularity among locals. AC's management believes, further, that once first-time visitors experience the value, quality and friendly atmosphere offered by Arizona Charlie's, many of those visitors become repeat customers. AC anticipates that it will periodically (as hotel occupancy projections dictate) utilize print media, billboards and radio to advertise in Southern California, and, to a lesser extent, in other leisure travel markets such as Arizona, Utah and Idaho.

      Special Casino Customers. The special casino customer segment is composed of frequent gaming customers known to AC. AC monitors the profiles of its repeat customers and offers complimentary or reduced-rate lodging, food and beverages to the more active of these customers. AC identifies and tracks the play of these customers through the issuance of a special guest card and by means of personal management contact. The card is presented by the guest when participating in gaming activities or dining at Arizona Charlie's, enabling company employees to deliver personalized service. Credit play is also made available for qualified customers in the discretion of management based on the player's gaming and credit history. The Expansion of Arizona Charlie's has enabled AC to market the casino more effectively to credit customers who require certain amenities that AC can now provide.

      Selected Banquet and Meeting Groups. With the creation of approximately 15,000 square feet of banquet facilities and meeting rooms in the Expansion, AC has expanded its marketing efforts within this segment with respect to groups anticipated to have a generous amount of time to participate in gaming and entertainment activities, such as meeting participants whose meetings are scheduled for only a portion of the day. AC does not market to conventions or large-scale meetings. AC's marketing department maintains data, makes contacts and develops relationships with outside selected meeting planners.

     Market & Competition

      Las Vegas Market. The large and expanding Las Vegas gaming market includes both local residents and visitors. Arizona Charlie's draws principally from the local resident market and to a limited, but growing, extent attracts visiting business and vacation travelers.

      Located in southern Nevada's Clark County, Las Vegas is the largest city in Nevada, with a local population that has grown dramatically over the past decade. Further population increases are expected in coming years, based on published growth projections for southern Nevada. Much of the recent and anticipated population growth in Las Vegas may be attributed to the growth of the local gaming industry, which has drawn and is expected to draw people from other regions who are looking for employment. Arizona Charlie's attracts as customers many employees of other casino properties, and expects to benefit from the influx of people looking for employment, many of whom will likely choose to reside in the growing neighborhoods to the west of and near Arizona Charlie's. Arizona Charlie's will also benefit from the growth of these neighborhoods resulting from the increased influx of retirees who move to Las Vegas for its favorable climate, relatively low cost of living and wide selection of entertainment activities.

     Within its principal market, AC derives substantially all of its casino-hotel business from customers residing in the immediately surrounding neighborhoods. The outer areas of this geographic market have experienced, more than any other area of Las Vegas, a growing residential base, most significantly to the west of Arizona Charlie's.

      Although AC does not emphasize the visitor market, its marketing efforts toward that market have increased and the growth of the local gaming industry as a whole contributes to the growth of Arizona Charlie's customer base. Therefore, the level of Las Vegas visitor traffic has had an indirect effect on AC. With increased visitor traffic and the growth of the local population, gaming has been a strong and growing business in Las Vegas. The Las Vegas market has historically achieved significant growth despite adverse economic and competitive events during the past decade, including the expansion of the Laughlin, Nevada market 90 miles south of Las Vegas, the introduction of the California lottery in 1985, the growth in gaming in Atlantic City, New Jersey and the introduction of riverboat, dockside and Indian gaming and other forms of legalized gaming. More recently, as a result of the increased popularity and public acceptance of gaming, Las Vegas has sought to increase its popularity as a destination resort. An increasing number of casinos have developed non-gaming entertainment to draw visitors and their families to Las Vegas. These include major casino-hotel projects recently completed on or near the Strip, such as the MGM Grand, Luxor, Treasure Island, Circus Circus' Grand Slam Canyon, Monte Carlo, and others currently under development such as New York, New York and Bellagio. These projects are expected to expand the Las Vegas gaming market and economy, increase the local population and, therefore, increase Arizona Charlie's customer base.

      Competition. AC competes for many of its local gaming customers with other casino-hotels located in the western area of Las Vegas and, to a much lesser extent, with other casino-hotel operations located off the Strip. Competing locals casinos include principally the Palace Station, Gold Coast, Rio, Santa Fe, Fiesta (opened in December 1994) and Texas Station (opened in August 1995) casino-hotels, all but one of which is larger than and each of which offers similar, if not greater, amenities than those offered by Arizona Charlie's. The Fiesta and Texas Station continue to have a negative impact on the slot revenues of Arizona Charlie's, however, management believes this is temporary as AC competes with these facilities on the basis of the desirability of its location, its high payout rates, personalized approach, Paycheck Poker check cashing and other promotions in the casino, the comfort and value of its restaurants and hotel rooms, and the excitement, variety and value of its entertainment. See "Business Strategy."

      AC believes that because of restrictive zoning laws, water rights issues and other factors (including the ownership of surrounding parcels of land by the Becker family), no new competing facilities are likely to be developed within a two-mile radius of Arizona Charlie's. As a result, AC believes that Arizona Charlie's is well positioned geographically to take advantage of its focus market.

     To the extent AC seeks to develop significant leisure travel business, it will compete with other casino-hotel operations located not only in Las Vegas but in the Laughlin and Reno-Lake Tahoe areas of Nevada and with state-sponsored lotteries, off-track wagering, card parlors, riverboat and dockside gaming, Indian gaming ventures and other forms of legalized gaming.

Sunset Coin, Inc.
- -----------------

      Operations. Since 1980, SC has operated a gaming machine route business in the Las Vegas, Nevada area, which at August 16, 1995 consisted of approximately 280 coin-operated gaming devices in 28 locations. The machines are owned or leased by SC and placed in locations owned by others, primarily retail outlets in shopping centers, taverns, restaurants and convenience stores. SC generally shares the net win with the property owner, although in 3 locations SC retains all income generated by its machines and pays a fixed space rental fee to the property owner. Approximately 254 of SC's machines are installed at 26 locations controlled by the Becker family, and the associated contracts are expected to be renewed as a matter of general course. As of September 15, 1995, the average remaining life of contracts with other locations was approximately 5 years.

      In addition to its gaming machine route, SC derives income from fees earned pursuant to gaming machine service contracts with locations which operate their own gaming machines. SC provides 24-hour maintenance and other services for which it charges a fixed rate per month per machine. SC currently has service contracts with six locations consisting of an aggregate of approximately 130 machines, including a total of 115 machines located at BGG's five restaurants.

      In order to open a new route location, SC must be licensed to operate gaming machines at the site or, in the case of a revenue-sharing agreement, the location operator must be licensed. Typically, it takes 120 to 180 days to obtain the requisite licenses and to complete the necessary facility improvements to accommodate the gaming machines, resulting in a delay in the generation of route revenues following the execution of a contract for a new route location. The opening of a route location generally requires capital improvements, a portion of which may be funded, typically as a loan, by SC. SC relies on cash from operations to fund the capital improvements and other operational costs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -
  Sunset Coin, Inc. - Liquidity and Capital Resources." New locations typically experience an initial stabilization period, during which SC determines the appropriate number (subject to regulatory limits) and mix of gaming machines and implements certain of its start-up marketing programs.

      Competition. SC's gaming machine route operation competes on the basis of its machines and its service. Unlike many other operators, SC uses only new equipment with the latest technologies. These machines are believed to be more attractive to gaming customers than older machines and, as a result, are expected by gaming machine route site owners to generate more income. In addition, SC supports its machines with 24-hour service, providing change, jackpot payments and repair assistance, as needed. SC relies in part on customer referrals and expansions by its customers into additional locations for new business. SC also actively solicits business from other gaming machine route locations having contracts with competitors that are scheduled to expire, and from retail outlets in new shopping centers and restaurants. The availability of sites held by the Becker family-controlled entities also provides SC with a competitive advantage. The terms of the contracts (and extensions and renewals thereof) entered into by SC with its customers are determined on the basis of private negotiation and do not involve participation in public competitive bidding processes.

      Notwithstanding SC's ability to generate profits in recent years, the operation of a gaming machine route in Nevada is a highly competitive business and that competition continues to intensify. Many of SC's competitors have significantly greater financial resources and manage substantially more gaming machines. Competitors often provide substantial financial inducements to prospective customers, some of which SC is not financially able to offer. Such inducements include long-term commitments, guarantees and leases in favor of owners of local establishments, substantial advance deposits, payments of lease rentals in advance and loans for buildings and tenant-improvement costs. Although SC has historically generated sufficient new contracts to offset the loss of old ones, its revenues decreased in fiscal 1996 and fiscal 1995 as a result of a net loss of contracts and due to increased competition and the increased sophistication and bargaining power of customers. There can be no assurance that SC will be able to obtain new gaming machine route contracts or renew or extend its existing contracts on their expiration or termination, or that, if renewed or extended, the terms will be as favorable to SC. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Sunset Coin, Inc. - Results of Operations."

Becker Gaming Group
- -------------------

     Operations. BGG currently owns and operates five restaurant and bar facilities (including one through its subsidiary, Innerout, Inc.) in Las Vegas under the "Charlie's" name, each of which offers limited gaming. BGG's first restaurant was opened in late 1986, the next four facilities were opened between 1988 and 1991, and the sixth was opened in April 1995. However, one facility, Charlie's Saloon & Gambling Hall, was closed due to the expiration of its lease in April 1996. Three of the restaurants-"Charlie's Bar," "Cantina Charlie's" and "Charlie's Bar Down Under"-emphasize lower-priced menus in an informal environment, and two more upscale locations-"Charlie's Lakeside Bar & Grill" and "Cariba Charlie's,"-feature more formal dining and a greater selection of dishes.

     BGG expects to continue exploring expansion opportunities in the Las Vegas area and has identified a suitable location for a new restaurant and bar facility scheduled to open in early 1997. BGG's ability to open additional restaurants depends on, among other factors, locating acceptable sites, negotiating favorable leases, securing appropriate government permits and approvals, obtaining liquor licenses, and recruiting and training qualified restaurant management personnel.

     BGG depends on gaming for a large percentage of its revenues and a larger percentage of its profits, particularly at Charlie's Bar, Cantina Charlie's and Charlie's Bar Down Under, where food and beverage operations have not been directly profitable. Accordingly, the menus at Charlie's Bar, Cantina Charlie's and Charlie's Bar Down Under are priced and include food selections designed to attract casual diners interested in gaming entertainment. Unlike the lower-priced facilities, Charlie's Lakeside and Cariba Charlie's are operated with the intention of generating profit both from food and beverage sales and from gaming activity. To that end, these restaurants feature a better selection of dishes and wines to attract customers interested principally in a memorable dining experience. Charlie's Lakeside and Charlie's Bar Down Under hold nonrestricted gaming licenses allowing them to operate thirty-five video poker machines with poker promotions and large progressive jackpots. BGG employs the same state-of-the-art gaming machines and liberal pay-out approach made popular at Arizona Charlie's.

       BGG strives to maintain consistency in each of its restaurants through the careful training and supervision of its personnel. The management of BGG also closely monitors the tastes of the customers of each of its restaurants and makes menu and other changes to accommodate these tastes. BGG maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems.

      Competition. The restaurant and food service industry in the Las Vegas area is highly competitive and fragmented. There are many of restaurant and other food and beverage service operations that compete directly and indirectly with BGG. BGG competes with these restaurants on the basis of its reasonable pricing, quality food, focused menus and gaming entertainment. In addition, BGG employs seasonal print and direct mail advertising and conducts some local restaurant promotions. Many of BGG's competitors, however, have significantly greater financial resources and higher sales volume than BGG does. The restaurant business is often affected by changes in consumer taste and discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability, and the type, number and location of competing restaurants. Any change in these factors could adversely affect BGG. Factors such as inflation and increased food, liquor, labor and other employee compensation costs could also adversely affect BGG. Management believes its ability to compete effectively will continue to depend on its ability to offer quality food for moderate prices in unique dining environments.

Capitol Queen & Casino, Inc.
- ----------------------------

      CQC was formed to develop, construct, own and operate the Capitol Queen riverboat casino in Jefferson City, Missouri, where it was granted a three-year exclusive franchise by the city pursuant to a Riverfront Development Agreement dated as of September 1, 1992 (the "Development Agreement"), subject to state licensing to operate a gaming facility. CQC commenced development and construction work on the Capitol Queen in November 1993. Such work was suspended in August and September 1994 for the reasons discussed below. CQC's riverboat, the construction of which was completed, is being stored by the builder. Funding for the Capitol Queen project had been raised in November 1993 through the sale of the CQC Notes and the concurrent sale of common stock purchase warrants by the Company, which contributed the net proceeds therefrom to CQC.

      On September 28, 1994, the Missouri Gaming Commission (the "Commission") denied, without investigative review, CQC's application for a gaming license and prohibited CQC from reapplying for a license for two years. The Commission's ruling was based on a finding that CQC failed to disclose material and substantive information on its gaming license application relating to a Purchase Agreement dated September 20, 1993, pursuant to which BGI agreed to issue promissory notes aggregating $5,925,000 in principal amount to various people in Missouri in consideration for development services provided by them in connection with the Capitol Queen project. The Purchase Agreement was rescinded by the parties in early 1995.

      CQC believes its Missouri application was complete and accurate. Moreover, CQC fully disclosed the existence and terms of the Purchase Agreement, as well as the services rendered by the persons to be compensated, in post-application filings and communications with the Missouri Gaming Commission's staff. CQC also disclosed these matters to the Nevada gaming authorities, who investigated and conducted public hearings on these and other issues relating to applications for licenses and approvals, all of which were unanimously granted to the Company in May 1994. The Nevada gaming authorities most recently reexamined the issue in connection with Becker Gaming Group and Innerout, Inc.'s applications for licenses at Charlie's Bar Down Under, which were unanimously granted in March 1995. CQC's then audited financial statements and public documents filed with the Securities and Exchange Commission, all of which were submitted to the Missouri Gaming Commission, also made these disclosures. Management believes that, based on the foregoing, the Commission's ruling was and remains without basis. Accordingly, CQC challenged the ruling through administrative and judicial channels, which challenges have been largely successful. See "Item 3. Legal Proceedings".

       Notwithstanding its efforts to seek redress of the Commission's ruling, in December 1994, CQC, with the approval of the holders of the CQC Notes, adopted a two-step plan (the "Repayment Plan") to repay the CQC Notes and any accrued and unpaid interest thereon. The first step, effected in January 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes and the payment of accrued and unpaid interest thereon with proceeds then remaining in the Capitol Queen project escrow account. The second step of the Repayment Plan, not yet effected, required CQC, by March 31, 1995, to sell its riverboat, land site and other projects assets and to use the net proceeds realized upon the sale of such assets to offer to repurchase additional CQC Notes.

     CQC has actively marketed its riverboat and other assets for sale and continues to do so. Notwithstanding CQC's failure to effect the second step of the Repayment Plan to date, the holders of the CQC Notes have not indicated any current intention to exercise any remedies they may have under the CQC Indenture or otherwise as a result of such default. Under the CQC Indenture, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. An aggregate of $20,000,000 principal amount of CQC Notes are outstanding. If CQC Notes were to be accelerated, CQC (and Arizona Charlie's, Inc. ("AC"), a sister company which has unconditionally and fully guaranteed the payment of the CQC Notes) would not be able to pay such CQC Notes, absent a large capital infusion, which is not expected to be available.

      On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. To avoid the cost and uncertainty of litigation, however, CQC and Jefferson City in June 1996 entered into an agreement pursuant to which the Development Agreement was rescinded and Jefferson City refunded $300,000 of the $400,000 CQC had paid to the City pursuant to the Agreement.

Employees

     As of August 31, 1996, the Company employed only one person, its chief executive officer. Approximately 40 other Company employees were transferred to the employ of AC in March 1995 in connection with the suspension of activity at CQC. As of August 1, 1996, AC employed approximately 1,242, SC employed 28, and BGG employed approximately 189. As of August 1, 1996, CQC had no employees (other then its sole executive officer). None of the foregoing employees is employed pursuant to collective bargaining or other union arrangements. Management believes its employee relations are good.

Government Regulation

      The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local regulation. The gaming operations of the Company and its Nevada subsidiaries are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of Las Vegas and other local jurisdictions (collectively, the "Nevada Gaming Authorities").

      The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based on declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the gaming operations of the Nevada subsidiaries.

      The Company and its Nevada subsidiaries are required to be licensed by the Nevada Gaming Authorities to engage in gaming activities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, the Nevada subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and its Nevada subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship with, the Company or its Nevada subsidiaries to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of such companies must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Others who are actively and directly involved in gaming activities may also be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

      The Company and its Nevada subsidiaries, would be required to sever all relationships with any officer, director, or key employee who refuses to file the appropriate applications or is found unsuitable for licensing or denied a license by the Nevada Gaming Authorities, whose licensing and suitability decisions are not subject to judicial review.

       Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and its Nevada subsidiaries must be reported to, or approved by, the Nevada Commission.

      If it were determined that the Company or any of its Nevada subsidiaries had violated the Nevada Act, that Company's gaming license could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the company and the individuals involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect gaming operations.

      The Company and AC are registered publicly traded companies under the Nevada Act and as such are subject to the provisions applicable to "registered corporations." The Nevada Act requires any person who acquires more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Commission. The registered corporation is also required to report such acquisitions. The Nevada Act requires that beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Commission for a finding of suitability if, and within 30 days after, the chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

      The Company has issued common stock purchase warrants (the "Warrants") to certain institutional investors. The Warrants do not constitute voting securities for purposes of the Nevada Act. Nonetheless, the Company may redeem the Warrants at their then fair market value in the event that (i) such redemption is required by the Nevada Gaming Authorities, (ii) the Nevada Gaming Authorities require the termination of any Warrant or (iii) the ownership of the Warrants by a Warrantholder would materially impair the issuance of or result in the imposition of a material burden on any gaming, liquor or other license required for the operations of the Company or any of its Nevada subsidiaries. Further, the Common Stock issuable on exercise of the Warrants will constitute voting securities and, accordingly, Warrantholders that become owners of the outstanding Common Stock on exercise of their Warrants will be subject to the suitability requirements.

      Each beneficial holder of the voting securities of a Nevada licensee that is not a registered publicly traded company under the Nevada Act, regardless of the number of shares owned, must file an application, be investigated, and have his suitability as a beneficial holder of such voting securities determined. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

      The Company has been registered or found suitable, as the case may be, to own the common stock of each of the Nevada subsidiaries.

      Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a gaming licensee or a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The gaming licensee or registered corporation will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it, the company (i) pays that person any dividend or interest on voting securities of the company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

      The Nevada Commission may, in its discretion, require the holder of any debt security of a gaming licensee or a registered corporation to file applications, be investigated and be found suitable to own the debt security of a gaming licensee or a registered corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the gaming licensee or registered corporation can be sanctioned, including the loss of its licenses and approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or other distribution (ii) recognizes any voting right by the unsuitable person in connection the such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

      The Company and its Nevada subsidiaries are required to maintain current stock ledgers in Nevada which the Nevada Gaming Authorities may examine at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. Failure to make such disclosure may be grounds for finding the record holder unsuitable. Each company is required to render maximum assistance in determining the identity of any beneficial owner. The Nevada Commission has the power to and has required the Nevada subsidiaries' stock certificates to bear legends indicating that the securities are subject to the Nevada Act.

      The Company is not permitted to make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     A change in control of a registered publicly traded company, whether through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a corporation subject to the Nevada Act must first satisfy a variety of stringent standards imposed by the Nevada Board and Nevada Commission. The Nevada Commission may also require controlling stockholders, officers and directors of the entity seeking control, and any other persons having material relationships or involvement with, to be investigated and licensed as part of the approval process relating to the transaction.

      The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and registered corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices on Nevada's gaming industry and to advance Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. In certain circumstances, approvals are, required from the Nevada Commission before a regulated company can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a regulated company's board of directors in response to a tender offer made directly to the corporation's stockholders for the purpose of acquiring control of the corporation.

      License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensees' operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operators where entertainment is furnished in connection with the selling of food or refreshments.

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada ("foreign gaming") must deposit and maintain with the Nevada Board, a revolving fund of $10,000 to pay the Board's expenses of investigating the participation in foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, such persons are required to comply with certain reporting requirements imposed by the Nevada Act, and are subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability.

Item 2.    Properties

       BGI does not directly own or lease any real property, but owns or leases certain transportation assets (principally a corporate jet) which had originally been acquired to facilitate management of the CQC operation in Missouri. AC, as the original lessee, is contingently obligated to pay the lease costs of such assets. On July 26, 1996, BGI sold the corporate jet and retired the related lease obligation.

     Arizona Charlie's is located at 740 South Decatur Boulevard, Las Vegas, Nevada and comprises approximately 170,000 square feet on approximately 12.5 acres owned by AC. In addition, AC leases office, storage and laundry space located in an adjacent shopping center owned by Charleston Heights Shopping Center, a partnership owned by the Becker family, pursuant to two leases expiring in 1998. The current annual rent payable (including insurance, tax and common area maintenance payments) under these leases aggregates approximately $217,000.

     SC currently owns all 254 of the gaming machines included in its route. The machines are located primarily in retail outlets in shopping centers, restaurants, taverns and convenience stores owned by others. SC also leases approximately 32 gaming machines operated by BGG, which reimburses SC for the full amount of lease payments made by SC on such machines.

      All of BGG's five restaurants are held pursuant to long-term leases. Four of the leases are with lessors owned in whole or part by Becker family members. The newest restaurant, Charlie's Bar Down Under, was constructed by a partnership including several Becker family members and their relatives, with interior improvements constructed by SC. BGG's subsidiary leases the building and land from the partnership and the furniture, fixtures, and equipment from SC. Although BGG believes that its obligations with respect to leases entered into with Becker family entities reflect market terms and rates, Becker family members may have potential conflicts of interests in connection with these leases. See "Item 13. Certain Relationships and Related Transactions."

      CQC owns a site located across the Missouri River from the State capitol in Jefferson City, Missouri, on which CQC had intended to construct the Capitol Queen Square. The site, which was originally 80 acres, currently consists of approximately 65 to 75 acres as a result of land lost to the Missouri River during major flooding in the Midwest in 1993 and 1994. CQC has completed construction of a riverboat casino that was to be located adjacent to the land site. The riverboat vessel is approximately 218 feet long and 62 feet wide providing approximately 26,000 square feet of interior space for up to approximately 1,600 passengers.

      Although it has not determined to do so, the Company is exploring the possibility of conducting or participating in gaming operations in Long Beach, Mississippi. In connection therewith, the Company has entered into short-term lease and land purchase option agreements with the city of Long Beach and the other local property owners. In addition, the Company's executive officers have applied to the Mississippi Gaming Commission for preliminary findings of suitability. However, casino gaming is not currently authorized in Long Beach and its legalization has been rejected by the voters on previous occasions. Accordingly, there can be no assurance that gaming will be permitted there in the future. In addition, the Company does not intend to engage in any new gaming project without the prior agreement of the holders of the AC Notes and the CQC Notes, particularly since the Capitol Queen might be utilized in such a project. No assurance can be given that the Company would be able to reach agreement with the noteholders with respect to any new project. In the event the Company determines not to proceed with the development of a gaming facility in Long Beach, it may attempt to sell any rights it has acquired. Long Beach is located on the Mississippi Gulf Coast to the west of the Gulfport/Biloxi area.

Item 3.    Legal Proceedings

      BGI, CQC, and the Nevada Operating Companies are parties to various lawsuits relating to routine matters incidental to their respective businesses, in addition to the litigation discussed below. Based on the amounts and issues believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the results of operations, cash flows, or financial condition of BGI, CQC, or the Nevada Operating Companies.

     On October 31, 1994, CQC and BGI petitioned the Cole County, Missouri Circuit Court in Jefferson City for a writ of mandamus with respect to the ruling of the Missouri Gaming Commission. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Missouri Gaming Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within 30 days why the preliminary writ should not be made permanent.

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

      On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Missouri statutes did not prohibit the Commission from denying a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. While CQC has asked the Missouri Supreme Court to review the Circuit Court's decision, its ruling had immediate consequences for two reasons. First, a Missouri Circuit Court in a separate action (discussed below) voided the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. Second, after the decision in the open meeting law case, CQC notified the Commission that it was withdrawing its application.

      On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely. The withdrawal of CQC's application has since rendered the administrative hearing moot.

      On March 23, 1995, the Missouri Attorney General filed misdemeanor charges against CQC and Bruce Becker alleging they knowingly made false statements on CQC's gaming license application. CQC and Mr. Becker vehemently denied the charges and launched a vigorous defense. On July 25, 1995, the Circuit Court for St. Louis County, Missouri, dismissed the charges, ruling that they did not state an offense, that the Attorney General lacked authority to bring them, and that they were filed after the statute of limitations had expired. On July 28, 1995, the Attorney General filed an appeal in the Missouri Court of Appeals for the Eastern District. CQC's and Bruce Becker's motions to dismiss the appeals as untimely filed were summarily denied on August 14, 1995. On April 16, 1996, in a 2-1 decision, a panel of the Missouri Court of Appeals reversed the Circuit Court's dismissal. The Missouri Supreme Court has exercised its discretion to review the case. The case has been briefed and the court is expected to schedule arguments in the next few months. These charges are not expected to have a material adverse effect on BGI or CQC.

      On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, 1995, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, 1995, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The Circuit Court heard the motion for summary judgment on December 19, 1995. In an order issued on April 23, 1996, the Circuit Court rejected the Commission's arguments and granted CQC's motion, ruling that the Commission had violated the open meeting law and declaring the Commission's order to be void. The Commission did not appeal the decision, and the time for doing so has expired. Therefore, the decision declaring the Commission's order to be void is final. As a result, notwithstanding the other related actions discussed above, there no longer exists any denial of licenses by the Commission.


Item 4.    Submission of Matters to a Vote of Security Holders

      None.


                             PART II

Item 5.   Market  for  Registrant's Common  Stock  and  Related
          Stockholder Matters

      There is no established public trading market for the Company's Common Stock. There are five holders of the Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company's ability to pay cash dividends in the future will depend on the receipt of management fees from its subsidiaries, the payment of which by AC and CQC is restricted by the AC Indenture and CQC Indenture, respectively.

Item 6.    Selected Financial Data


          Becker Gaming, Inc. and Subsidiaries Selected Financial Data
                              Years Ended June 30,
                  (amounts in thousands, except per share data)

                                                      1996       1995
                                                    --------    -------
Income Statement Data:
  Operating revenues ............................   $ 76,037       $ 69,079
  Operating income ..............................      4,742          4,467
  Income (loss) before extraordinary item .......    (11,227)        (7,640)
  Extraordinary item-loss on early retirement
    of debt (8) .................................       --             --
  Net income (loss) .............................    (11,227)       (11,729)
  Income (loss) per share before extraordinary
    item ........................................      (1.12)         (0.76)
  Extraordinary item-loss on early retirement
    of debt (8) .................................       --            (0.41)
  Net income (loss) per share (1)(2).............      (1.12)         (1.17)
  Pro forma data (reflecting change in tax status
    of subsidiaries) (7)
    Net income (loss) ...........................       --             --
    Net income (loss) per share of common
      stock .....................................       --             --

Other Data:
 Interest expense, net of amounts capitalized ...   $ 10,584       $ 12,022
 Capital expenditures ...........................        544         27,382
 Distributions to stockholders (3) ..............       --             --

                                                     1994      1993       1992
                                                     ----      ----       ----
Income Statement Data:
  Operating revenues ........................... $ 57,085    $ 55,776  $ 51,670
  Operating income .............................    6,334       7,745     5,898
  Income (loss) before extraordinary item ......   (1,566)      6,152     3,978
  Extraordinary item- loss on early retirement
    of debt (8) ................................   (4,089)       --        --
  Net income (loss) ............................   (1,566)      6,152     3,978
  Income (loss) per share before extraordinary
    item .......................................    (0.17)       0.65      0.42
  Extraordinary item- loss on early retirement
    of debt (8) ................................     --          --        --
  Net income (loss) per share (1)(2)............    (0.17)       0.65      0.42
  Pro forma data (reflecting change in tax
    status of subsidiaries) (7)
    Net income (loss) ..........................     (803)      4,030     2,625
    Net income (loss) per share of common
      stock ....................................    (0.08)       0.43      0.28


Other Data:
  Interest expense, net of amounts capitalized . $  8,530    $  1,621  $  2,150
  Capital expenditures .........................   22,945       1,437     1,735
  Distributions to stockholders (3) ............    9,533       3,220     2,960

                                                  1996        1995
                                                  ----        ----
Balance Sheet Data:
     Unrestricted cash and cash equivalents   $  6,745    $  6,657
     Cash in escrow account restricted for
         construction .....................         40          40
     Total assets .........................     75,477      84,786
     Long-term obligations (4)
         Long-term debt (5)(6) ............      9,330      64,593
         Capitalized lease obligations (9)         197       2,001
     Stockholders' equity (deficit) .......    (17,997)     (6,770)

                                                 1994       1993       1992
                                                 ----       ----       ----
Balance Sheet Data:
     Unrestricted cash and cash equivalents   $  6,455   $  4,747   $  3,902
     Cash in escrow account restricted for
         construction .....................     51,041       --         --
     Total assets .........................    116,860     32,893     32,709
     Long-term obligations (4)
         Long-term debt (5)(6) ............     64,251      1,496     18,695
         Capitalized lease obligations (9)       3,174        899      1,292
     Stockholders' equity (deficit) .......      4,959      9,574      6,642

- ----------
(1) The number of shares used in the computation of earnings (loss) per share of common stock for the year ended June 30, 1996 and 1995 was 10,000,000 and 9,509,956 for the year ended June 30, 1994. Such amount does not include 2,500,000 shares issuable upon exercise of the Warrants since the inclusion of such shares would be anti-dilutive (decrease the loss per share).
(2) The number of shares used in the computation of earnings (loss) per share of common stock for each of the two years in the period ended June 30, 1993 was 9,466,071.
(3) Because AC, SC and BGG elected to be treated as S corporations prior to January 1, 1994, a substantial portion of their net income in past years was distributed to their stockholders. In December 1993, AC, SC and BGG distributed $5,000, $3,000 and $800, respectively, of previously taxed retained earnings to their stockholders. These amounts were loaned back to AC, SC and BGG in exchange for stockholder notes. Effective January 1, 1994 AC, SC and BGG terminated their S corporation elections. The ability of AC and SC to pay dividends is restricted under the AC Indenture.
(4)  Excludes current maturities.
(5) At June 30, 1993, approximately $16,900 of bank debt of AC was classified as current, as it was due and payable. Such amount was paid off from a portion of the proceeds from the sale of the AC Notes in November, 1993.
(6) At June 30, 1995 and 1994, long-term debt includes the $55,000 of AC Notes and $8,000 of subordinated stockholder notes. At June 30, 1996, 1995 and 1994, $17,526, $17,118 and $33,164, respectively of CQC Notes (net of unamortized original issue discount of $2,474, $2,882 and $6,836, respectively) was classified as current due to anticipated default. At June 30, 1996, $55,000 of the AC Notes was classified as current due to certain technical defaults of the AC Indenture. See Notes 2 and 9 of Notes to Consolidated Financial Statements.
(7) Pro forma net income and pro forma net income per share of common stock reflect adjustments to income taxes assuming that the termination of S corporation elections of the Company's subsidiaries (AC, SC and BGG) occurred as of the beginning of the earliest period presented. The pro forma adjustments reflect income taxes at an effective rate of 34 percent through December 31, 1992 and a 35 percent effective rate beginning on
     January 1, 1993. The pro forma net loss for the year ended June 30, 1994 assumes the utilization of a carryback operating loss to prior years, and the ability to offset taxable losses of certain subsidiaries against taxable income of others in the consolidated group.
(8) During 1995, CQC retired $20,000,000 principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest. CQC incurred an extraordinary loss of approximately $4,089,000, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. No tax benefit was available or recognized.
(9) At June 30, 1996 approximately $1,900 of capitalized lease obligations were classified as current and the related obligations were paid off in July 1996 with proceeds from the sale of the related assets. See Note 15 of Notes to Consolidated Financial Statements.



                 Arizona Charlie's, Inc. Selected Financial Data

                              Years Ended June 30,
                  (amounts in thousands, except per share data)

                                                 1996         1995         1994
                                             --------     --------     --------
Income Statement Data:
  Operating revenues ....................    $ 63,301     $ 57,082     $ 46,447
  Operating income ......................       2,199        1,058        5,105
  Net income (loss) .....................      (4,559)      (4,936)       1,134
  Net income (loss) per share (1) .......      (4,559)      (4,936)       1,134

Other Data:
  Interest expense, net of amounts
   capitalized ..........................       7,095        6,574        4,763
  Capital expenditures ..................         190       24,253       11,379
  Distributions to stockholders (2) .....        --           --          5,317


Balance Sheet Data:
  Unrestricted cash and cash
   equivalents ..........................    $  4,591     $  5,404     $  4,014
  Cash in escrow account restricted
   for construction .....................          10           10        3,613
  Total assets ..........................      62,357       65,273       67,915
  Long-term obligations (3)
      Long-term debt (4) (5) ............       5,000       60,000       60,000
      Capitalized lease obligation ......          22            4            1
  Stockholder's equity (deficit) ........      (9,501)      (4,942)          (6)

                                                              1993          1992
                                                           -------       -------
Income Statement Data:
  Operating revenues ...............................       $45,880       $42,278
  Operating income .................................         6,032         4,262
  Net income (loss) ................................         4,585         2,551
  Net income (loss) per share (1) ..................         4,585         2,551

Other Data:
  Interest expense, net of amounts
   capitalized .....................................         1,440         1,877
  Capital expenditures .............................         1,067           924
  Distributions to stockholders (2) ................         2,140         2,400



Balance Sheet Data:
  Unrestricted cash and cash equivalents ...........       $ 3,528       $ 3,225
  Cash in escrow account restricted for
   construction ....................................          --            --
  Total assets .....................................        27,184        26,896
  Long-term obligations (3)
   Long-term debt (4) (5) ..........................          --          16,976
   Capitalized lease obligation ....................           778         1,089
  Stockholder's equity (deficit) ...................         5,953         3,508


- ----------
(1) The number of shares used in the computation of earnings (loss) per share of common stock was 1,000 for each of the five years in the period ended June 30, 1996. A total of 2,500 shares of common stock are authorized at no par value, 1,000 shares of which are issued and outstanding.
(2) Because AC elected to be treated as an S corporation for the most of 1994, and all of fiscal 1993 and 1992, a substantial portion of its income in past years was distributed to its stockholders. In December 1993, AC distributed $5,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to AC in exchange for stockholder notes. Effective January 1, 1994, AC terminated its S corporation tax status. The ability of AC to pay dividends is restricted by the Indenture governing its 12% First Mortgage Notes due November 15, 2000 of (the "AC Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General
(3) Includes subordinated notes to stockholders, non-current obligations under capital leases, and excludes current maturities. At June 30, 1993, approximately $16,900 of bank debt was classified as current, as it was due and payable. See Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General and "Notes to Financial Statements__Arizona Charlie's, Inc._ Long Term Debt."
(4) At June 30, 1996, $55,000 of AC Notes was classified as current due to certain technical defaults of the AC Indenture. See Notes 2 and 6 of AC's Notes to Financial Statements.
(5) At June 30, 1993, approximately $16,900 of bank debt of AC was classified as current as it was due and payable. Such amount was paid off from a portion of the proceeds from the sale of the AC Notes in November, 1993.


                    Sunset Coin, Inc. Selected Financial Data

                              Years Ended June 30,

                  (amounts in thousands, except per share data)

                                                    1996        1995        1994
                                                    ----        ----        ----
Income Statement Data:
  Operating revenues .......................      $2,649      $2,742      $2,859
  Operating income .........................         817       1,128       1,333
  Net income ...............................         381         688       1,010
  Net income per share (1) .................         952       1,720       2,525

Other Data:
  Interest expense, net of amounts
   capitalized .............................         398         352         190
  Capital expenditures .....................         208       1,142         232
  Distribution to stockholders (2) .........        --          --         3,280



Balance Sheet Data:
  Unrestricted cash and cash
   equivalents .............................      $1,122      $  506      $1,940
  Total assets (3) .........................       5,891       5,349       3,845
  Long-term obligations (4)
      Long-term debt (5) ...................       3,502       3,664       3,220
      Capitalized lease obligations ........        --            28          85
  Stockholders' equity .....................       1,458       1,077         38

                                                                 1993       1992
                                                               ------     ------
Income Statement Data:
     Operating revenues ..................................     $2,959     $2,539
     Operating income ....................................      1,382      1,234
     Net income ..........................................      1,408      1,223
     Net income per share (1) ............................      3,520      3,057

Other Data:
     Interest expense, net of amounts capitalized ........         67         57
     Capital expenditures ................................        297        490
     Distribution to stockholders (2) ....................        940        560



Balance Sheet Data:
     Unrestricted cash and cash equivalents ..............     $  854     $  441
     Total assets (3) ....................................      3,270      3,134
     Long-term obligations (4)
         Long-term debt (5) ..............................        364        486
         Capitalized lease obligations ...................        205        276
     Stockholders' equity ................................      2,659      2,191

- ----------
(1) The number of shares used in the computation of earnings (loss) per share of common stock was 400 for each of the five years in the period ended June 30, 1996. A total of 25,000 shares of common stocks are authorized at no par value, 400 shares of which are issued and outstanding.
(2) Because SC elected to be treated as an S corporation during these periods, a substantial portion of its net income in past years was distributed to its stockholders. In December, 1993, SC distributed $3,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to SC in exchange for stockholder notes. Effective January 1, 1994, SC terminated its S corporation status. The ability of SC to pay dividends is restricted under the Indenture governing the AC Notes. See "Dividend Policy," "Management's Discussion and Analysis of Financial Condition and Results of Operations_Sunset Coin, Inc._General" and "Certain Relationships and Related Transactions."
(3) Includes $2,250 in notes receivable from AC, resulting from advances made by SC to AC. Due to the financial condition of AC, management believes it is reasonably possible that a portion of the notes receivable will be uncollectible. However, an estimate of the loss cannot presently be determined. See Note 3 of SC's Notes to Financial Statements.
(4)  Excluded   current  maturities.   See  "Notes  to  Financial
      Statements_Sunset Coin, Inc._Long-Term Debt."
(5)   At June 30,  1996,  $279,000 of SC debt was  classified  as Current  Notes
      Payable.



             Capitol Queen and Casino, Inc. Selected Financial Data

                              Years Ended June 30,

                  (amounts in thousands, except per share data)

                                                               1996         1995
                                                              ----         ----
Income Statement Data:
     Operating revenues ..............................    $   --       $   --

     Operating loss ..................................      (4,996)      (1,388)
     Net loss before extraordinary item ..............      (7,785)      (5,386)
     Extraordinary item-loss early retirement
         of debt (1) .................................        --         (4,089)
     Net loss ........................................      (7,785)      (9,475)
     Net loss per share before extraordinary item ....     (77,850)     (53,860)
     Extraordinary item-loss on early
         retirement of debt ..........................        --        (40,890)
     Net loss per share (2) ..........................     (77,850)     (94,750)

Other Data:
     Interest expenses, net of amounts capitalized ...       2,789        4,608
     Capital expenditures ............................        --          1,724



Balances Sheet Data:
     Unrestricted cash and cash equivalents ..........    $   --       $     45

     Cash in restricted escrow account ...............          30           30
     Total assets ....................................       8,449       12,986
     Long-term obligations (3) .......................        --           --
     Stockholders' equity (deficit) (4) ..............     (14,058)      (6,273)

                                                               1994         1993
                                                              ----         ----
Income Statement Data:
     Operating revenues ..............................    $   --       $   --

     Operating loss ..................................      (7,094)        --
     Net loss before extraordinary item ..............      (9,530)        --
     Extraordinary item-loss early retirement
         of debt (1) .................................        --           --
     Net loss ........................................      (9,530)        --
     Net loss per share before extraordinary item ....     (95,300)        --
     Extraordinary item-loss on early
         retirement of debt ..........................        --           --
     Net loss per share (2) ..........................     (95,300)        --

Other Data:
     Interest expenses, net of amounts capitalized ...       3,091         --
     Capital expenditures ............................      11,212         --



Balances Sheet Data:
     Unrestricted cash and cash equivalents ..........    $     33     $   --

     Cash in restricted escrow account ...............      24,929         --
     Total assets ....................................      37,412         --
     Long-term obligations (3) .......................        --           --
     Stockholders' equity (deficit) (4) ..............       3,202         --

- ----------
(1) During 1995, CQC retired $20,000 principal amount of the CQC notes at 101% of such principal amount plus accrued and unpaid interest. CQC incurred an extraordinary loss of approximately $4,089, reflecting the premium paid to retire the debt of $200 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889. No tax benefit was available or recognized.
(2) The number of shares used in the computation of loss per share of common stock was 100 for each of the four years in the period ended June 30, 1996. Common stock of 1,000 shares were authorized at a $1.00 par value, but 100 shares were issued and outstanding.
(3)  At June 30, 1996, 1995 and 1994, $17,526, $17,118 and $33,164, respectively of CQC notes (net unamortized original issue discount of $2,474, $2,882 and $6,836, respectively) was classified as current due to CQC's default of the Indenture governing the CQC Notes.
(4) The ability of CQC to pay dividends is restricted under the CQC Indenture.


Item  7.  Management's  Discussion and  Analysis  of  Financial
          Condition and Results of Operations

     BGI serves as a holding company for, and provides management and administrative services to, the Becker family gaming interests. BGI has not engaged in any business other than providing such management and administrative services to its subsidiaries.

      BGI is currently receiving payment for management fees from SC and BGG, and is accruing management fees from AC until such time as such fees may be paid under the Indenture governing the AC Notes. BGI does not expect to receive management fee income from CQC as a result of the events in Missouri adversely affecting CQC's efforts to become licensed to conduct riverboat gaming in that State. As a result of these developments, CQC has adopted a plan to sell its assets and business. See "Item 1. Business - Capitol Queen & Casino, Inc." and "Notes to Financial Statements - Capitol Queen & Casino, Inc."

      As a result of the events adversely impacting CQC's ability to complete and open the Capitol Queen (See "Item 1. Business - Capitol Queen and Casino, Inc."), significant doubt exists about the ability of CQC to continue as a going concern. Similar doubt exists with respect to AC and SC as a result of their guarantees of the CQC Notes and the AC Notes, respectively. AC, SC and CQC represent the Company's principal subsidiaries, from which it anticipated receiving management fee income and, accordingly, substantial doubt also exists about BGI's ability to continue as a going concern. See "Notes to Financial Statements - Becker Gaming, Inc. - Missouri Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern.


Arizona Charlie's, Inc.
- -----------------------

     General

      AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lesser extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non-casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in departmental operating losses, even in periods where individual restaurants or bars report operating profits. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance. See "Notes to Financial Statements - Arizona Charlie's, Inc. Summary of Significant Accounting Policies." The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations as follows (in thousands):

                                        1996      1995      1994
                                        ----      ----      ----
           Hotel .........             $  261    $  164    $  119
           Food & Beverage              3,824     2,260     2,005
                                        -----     -----     -----
                                       $4,085    $2,424    $2,124
                                       ======    ======    ======


      On November 18, 1993, AC issued of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"), which resulted in net proceeds of approximately $51,100,000. A portion of the net proceeds was used to retire approximately $16,900,000 in bank debt plus accrued interest of $500,000. The balance of approximately $33,700,000 was initially deposited into a restricted escrow account and subsequently was used to fund the expansion and enhancement of Arizona Charlie's (the "Expansion") through the addition of new casino space, hotel rooms, specialty restaurants and banquet/meeting room facilities, and the expansion of existing restaurants, entertainment and other facilities. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Long-Term Debt." AC commenced construction of the Expansion in January 1994. The Expansion was completed in February 1995 at an under-budget cost of approximately $35,632,000.

      Concurrent with the private placement of the AC Notes, Capitol Queen & Casino, Inc. a sister company, issued $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000, $20,000,000 in principal of which currently remain outstanding (the "CQC Notes"). The Company has unconditionally and fully guaranteed the payment of all principal of and interest on the CQC Notes. CQC currently does not have any means to pay amounts owing on the CQC
Notes. See "Liquidity and Capital Resources. AC, which now operates as a "C" corporation, was operated as an "S" corporation through December 31, 1993. See "Notes to Financial Statements - Arizona Charlie's Inc. - Summary of Significant Accounting Policies - Income Taxes." In anticipation of the termination of S corporation status, in December 1993, AC distributed to its stockholders an aggregate of $5,000,000 of retained earnings on which the stockholders had previously paid federal income taxes. This amount was loaned back to AC in full in exchange for subordinated stockholder notes in the principal amount of such distributions, which AC stockholder notes bear interest payable monthly at the annual rate of 10.0% and mature in January 2001. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Related Party Transactions."

                              Results of Operations

                              Years Ended June 30,
                             (dollars in thousands)

                                          1996        1995         1994
                                          ----        ----         ----
Revenues:
   Gaming ........................   $ 52,831    $ 47,466    $ 38,955
   Food/beverage .................     13,204      10,647       8,459
   Hotel .........................      3,208       2,614       1,219
   Bowling .......................       --          --           251
   Gift Shop .....................        590         577         535
   Management fees from Affiliates       --          --           281
   Other (1) .....................      1,145         912         399
                                        -----         ---         ---
Gross revenues ...................     70,978      62,216      50,099
Less, promotional allowances (2) .     (7,677)     (5,134)     (3,652)
                                       ------      ------      ------
   Net revenues ..................     63,301      57,082      46,447

   Total operating expenses ......     61,102      56,024      41,342
                                       ------      ------      ------
   Total operating income ........   $  2,199    $  1,058    $  5,105
                                     ========    ========    ========

- ----------
(1) Includes primarily revenues from entertainment cover charges, PBX operations (hotel switchboard and room telephone system) and commissions on automated teller machines located in the casino.
(2) Amounts represent the retail value of rooms, food, beverage and other promotional allowances provided to customers without charge.


      Comparison of fiscal years ended June 30, 1996, 1995 and 1994. Despite increased revenues for fiscal 1996 and fiscal 1995, results from operations for both periods were lower than the prior year as the result of increased operating expenses, primarily due to additional slot promotion expenses, payments under its guarantee of the CQC Notes, management fees, and the addition of staff personnel, equipment and related operating expenses transferred to AC from BGI. The increased revenues for fiscal 1996 reflect a full year of operations with expanded casino-hotel facilities, while the increased revenues for fiscal 1995 reflect a partial year of operations with the expanded facilities. The Expansion added new gaming machines and table games, an expanded race and sports book, a new hotel tower, a remodeled coffee shop, two new specialty restaurants and a new delicatessen, an expanded buffet room, a remodeled floor-level entertainment lounge and new second-floor showroom/banquet facility.

      AC's net revenues increased to $63,301,000 for fiscal 1996, from $57,082,000 for fiscal 1995 and $46,447,000 for fiscal 1994. Operating expenses, including depreciation and amortization, increased to $61,102,000 for fiscal 1996, from $56,024,000 and $41,342,000 for the two preceding fiscal years. As a result, operating income for fiscal 1996 was $2,199,000, with a corresponding net operating margin of 3.5%. Operating income for fiscal 1995 and fiscal 1994 was $1,058,000 and $5,105,000, respectively, resulting in operating margins for such years of 1.9% and 11.0%. The increase in operating expenses and resulting decline in operating margin for fiscal 1996 resulted principally from increased gaming department expense, amounting to $3,253,000, costs attributable to CQC in the amount of $601,000, and the addition of staff personnel, equipment and related operating expenses transferred to AC. The increase in operating expenses and resulting decline in operating margin for fiscal 1995 resulted principally from costs attributable to the CQC Notes guarantee ($1,592,000 including the write-off of advances which were used by CQC to pay interest on the CQC Notes), and increased salaries and wages reflecting higher department staffing requirements, increased advertising and promotional cost and the additional expense of a management fee payable to BGI. Other increased expenses for fiscal 1995 include additional depreciation and amortization expense resulting from the addition of the new assets created in the Expansion.

       For fiscal 1996, AC had total gaming revenues of $52,831,000, as compared to $47,466,000 and $38,955,000 for fiscal 1995 and 1994, respectively. The increases (11.3% and 21.8% for fiscal 1996 and 1995, respectively) are primarily attributable to increases in gaming machine revenues of 11.1% and 21.0% for such years to $44,612,000 and $40,140,000 from $33,173,000 for fiscal 1994. The increase for fiscal 1996 is primarily the result of increased levels of play by patrons in response to additional slot promotional events. The increase for fiscal 1995 reflects the additional revenue generated from 665 gaming machines added during that year. Revenues from table games were $4,872,000, $4,829,000 and $4,070,000 for fiscal 1996, 1995 and 1994, respectively. The table games revenue increase for fiscal 1995 reflect an increase of five table games in that year. Other gaming revenues, consisting of revenues from bingo, poker and the race and sports book, increased by 34.0% and 45.8% for fiscal 1996 and 1995 respectively, to $3,346,000 for fiscal 1996 and $2,497,000 for fiscal 1995 from $1,713,000 for fiscal 1994. The increases were largely a result of the added pari-mutual race facilities and increased sports book revenues from the expanded race and sports book facility. For fiscal 1996, 1995 and 1994, 84.4%, 84.6% and 85.2%, respectively, of gaming revenues were attributable to gaming machine play, compared to 9.2%, 10.2% and 10.4%, respectively, attributable to table games and 6.3%, 5.2% and 4.4%, respectively, attributable to other gaming revenues.

      Food and beverage revenues increased 24.0% to $13,204,000 for fiscal 1996, after increasing 25.9% to $10,647,000 for fiscal 1995 from $8,459,000 for fiscal 1994. The fiscal 1996 increase is due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in food and beverage departments are the result of casino promotion and marketing efforts designed to attract, reward and retain qualified patrons. The fiscal 1995 increase resulted from the addition of two specialty restaurants, a delicatessen and a remodeled coffee shop during the second and third quarters of fiscal 1995

     Hotel revenues increased to $3,208,000 for fiscal 1996, from $2,614,000 and $1,219,000 for fiscal 1995 and 1994, respectively. The 22.7% increase for fiscal 1996 is the result of an increase in average occupancy rate from 84.3% to 86.9% and an increase in the average room rate from $37.27 to $39.81. The 114.4% increase for fiscal 1995 is attributable to the opening of 150 new rooms (including eight suites) in the new hotel tower in September 1994.

      With the elimination of the bowling alley in December 1993, AC had no bowling revenues for fiscal years 1996 and 1995, compared to $251,000 for fiscal 1994. Gift shop revenues increased 2.3% to $590,000 in fiscal 1996 and 7.9% to $577,000 in fiscal 1995 due primarily to the remodeling and expansion of the gift shop area, which was reopened in January 1995. Also, other revenues increased $233,000 or 25.6% during fiscal 1996 and $513,000 or 128.6% during fiscal 1995 as a result of increases in entertainment cover charge revenues attributable to the addition of a new showroom facility that opened in December 1994.

     Gaming expenses increased by 21.2% to $18,612,000 for fiscal 1996. The increased expense includes higher slot promotional expense of $638,000; higher gaming tax and license fees of $406,000; increased salary and wages of $468,000 and the additional expense of a newly created casino marketing department totaling $479,000. Gaming expenses increased by 31.5% to $15,359,000 for fiscal 1995 from $11,681,000 for fiscal 1994. The higher levels of expense reflect additional staffing associated with the expansion of gaming facilities. Gaming expenses represented 35.2%, 32.4% and 30.0% of gaming revenues for fiscal 1996, 1995 and 1994, respectively. Management anticipates that these costs will stabilize as a percentage of revenue in fiscal 1997 as the expanded facilities are expected to generate higher customer volumes and efficiencies from the Expansion are expected to be realized.

     Food and beverage expenses increased 9.9% to $12,511,000 for fiscal 1996 from $11,388,000 for fiscal 1995 due to salary and wage increases associated with increasing the hours of operation at one specialty restaurant and normal salary and wage increases for food and beverage employees which comprise approximately 33.0% of AC's total work force. Food and beverage expenses increased 35.7% to $11,388,000 for fiscal 1995 from $8,389,000 for fiscal 1994 due primarily to the additional staffing requirements for the newly remodeled coffee shop, new specialty restaurants, new delicatessen, and expanded buffet room.

      Hotel  expenses   increased  2.6%  to  $1,413,000  for  fiscal  1996  from
$1,377,000 for fiscal 1995 as a result of normal salary and wage increases. Hotel expenses increased to $1,377,000 for fiscal 1995 from $714,000 for fiscal 1994 due primarily to additional staffing required by the new hotel tower. However, net contribution by the hotel department (hotel revenues less hotel operating expenses) improved to $1,795,000 for fiscal 1996 from $1,237,000 for fiscal 1995 and $505,000 for fiscal 1994.

      Other departmental expenses increased by 5.6% to $475,000 for fiscal 1996 from $450,000 for fiscal 1995 due to increased costs of inventory items in the gift shop, combined with normal salary and wage increases. Other departmental expenses decreased by 46.7% to $450,000 for fiscal 1995 from $845,000 for fiscal 1994 due primarily to the scale-down and termination of bowling operations.

      General and administrative expenses increased by 15.0% to $17,660,000 for fiscal 1996 from $15,358,000 for fiscal 1995. The increases resulted from additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to the Company from BGI. Other expenses transferred from BGI to the Company include maintenance and other operating expenses associated with an airplane and two boats. The airplane was sold in July 1996. Other general and administrative expenses included payments made on behalf of CQC in the amount of $601,000 for fiscal 1996 compared to $1,592,000 for fiscal 1995. The Company accrued management fees payable to BGI of $1,396,000, $3,099,000 and $188,000 for fiscal 1996, 1995 and 1994, respectively. Due to a decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit the Company in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the Company's management fee to 1.0% of the Company's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. See Note 9 of the Company's Notes to Financial Statements.

      General and administrative expenses increased by 10.7% to $15,358,000 for fiscal 1995 from $13,867,000 for fiscal 1994 due to additional staffing in the cage, security, data processing, entertainment, porter, engineering, accounting and transportation departments. Personnel in these departments were added to support the expanded facility. As a percentage of net revenues, general and administrative expenses were 27.9%, 26.9% and 29.9% for fiscal 1996, 1995 and 1994 respectively.

      Advertising and promotion expenses were $4,726,000 for fiscal 1996, as compared to $3,837,000 for fiscal 1995. The increase of $889,000, or 23.1% is due to additional television advertising of $466,000, new casino related promotions of $166,000, and salary and wage increases of $116,000. The additional advertising and promotions were conducted in an effort to increase casino patronage and compete with other "locals" casinos opened in western Las Vegas in fiscal 1995, including Texas Station and Santa Fe Casino. Advertising and promotion expenses were $3,837,000 for fiscal 1995, as compared to $3,093,000 for fiscal 1994. The increase of $744,000, or 24.1%, reflects increased newspaper and television advertising undertaken to gain market recognition for the newly expanded facility. Management anticipates that it will maintain advertising expenditures at the 1996 level in order to continue attracting customers and to promote the entertainment events in its expanded facilities.

      Depreciation and amortization expense increased by 3.5% to $3,491,000 for fiscal 1996 from $3,373,000 for fiscal 1995. This increase is attributable to additional depreciation expense associated with the newer expansion assets. Depreciation and amortization expense increased by 51.8% to $3,373,000 for fiscal 1995 from $2,222,000 for fiscal 1994. The increase is due primarily to additional depreciation expenses associated with the new expansion assets placed in service.

      AC had other expenses (net of other income) of $6,758,000 for fiscal 1996 compared to $5,994,000 and $3,971,000 for fiscal years 1995 and 1994. The fiscal 1996 increase of $764,000 is due to a reduction of capitalized interest in the amount of $676,000 and a decrease of interest income of $294,000 partially offset by a decrease of interest expense in the amount of $155,000 and a decrease in other income of $51,000. For fiscal 1995, the increased expense of $2,023,000 is attributable to an increase in interest expense from $5,223,000 to $7,250,000, due primarily to the AC Notes, which were outstanding for all of the fiscal 1995 but less than eight months for fiscal 1994.

     Income Taxes

     As a result of the termination of its election to be treated as an S corporation, AC is liable (as part of the BGI consolidated group) for income taxes on income earned from and after January 1, 1994. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. See "Notes to Financial Statements - Arizona Charlie's, Inc. Summary of Significant Accounting Policies - Income Taxes; - Related Party Transactions." Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $9,174,000. Due to low operating margins and high interest cost and depreciation costs, management does not anticipate that AC will generate taxable income in the foreseeable future.

     Liquidity and Capital Resources

                                         As of or for the years ended June 30,

                                            1996        1995        1994
                                            ----        ----        ----
Cash and cash equivalents ...........   $  4,591    $  5,404    $  4,014
Working capital (deficit) (1) .......    (58,530)      2,920       2,511

Cash provided by operating activities      1,639       2,772       5,876
Cash used for investing activities ..     (2,240)     (3,401)    (37,180)
Cash provided by (used for)
  financing activities ..............       (212)      2,019      31,790

- ----------
(1) At June 30, 1996, the AC Notes are reflected as a current liability in the amount of $55,000 due to default under Covenants.


      For fiscal 1996, cash provided by operating activities decreased to $1,639,000 from $2,772,000 for fiscal 1995. The decrease is attributable to a reduction in operating income, prior to consideration of management fees and other non-cash items, and changes in operating assets and operating liabilities. For fiscal, 1995, cash provided by operating activities decreased to $2,772,000 from $5,876,000 for fiscal 1994. The decrease is attributable to a decrease in net income of $6,070,000 for fiscal 1995 which was partially offset by (i) an increase in operating assets of $926,000 for fiscal 1995 compared to a decrease in operating assets of $874,000 for fiscal 1994, reflecting primarily increases in pre-paid gaming taxes and other receivables for fiscal 1995, (ii) a net increase in operating liabilities of $3,671,000 for fiscal 1995 compared to an increase of $1,669,000 for fiscal 1994, due to the accrual of management fees payable to BGI and interest on the AC Notes, and (iii) an increase in depreciation and amortization expense of $1,151,000 for fiscal 1995.

     Cash flows used in investing activities for fiscal 1996 were $2,240,000 compared to $3,401,000 for fiscal 1995. The decrease is due to (i) a reduction in cash advances to BGI resulting in decreased receivables from BGI of $4,154,000, (ii) a reduction in notes issued to CQC of $1,200,000, and (iii) a reduction in capital expenditures of $24,063,000 (reflecting the completion of the majority of the construction of the expanded facility in fiscal 1995), partially offset by a $26,102,000 net reduction in restricted cash which was utilized for the expansion in fiscal 1995). Cash flows from investing and financing activities for fiscal 1995 were significantly impacted by the November 1993 issuance of the AC Notes. In fiscal 1994, approximately $26,112,000 in proceeds remained in a restricted escrow account to fund Expansion construction. Pending such use, amounts held in the restricted escrow account were invested in interest bearing securities. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Long-Term Debt." In fiscal 1995, cash flows used in investing activities for fiscal 1995 includes $24,253,000 of capital expenditures, virtually all of which relates to the Expansion.

      Cash flows provided by financing activities for fiscal 1996 decreased to ($212,000) from $2,019,000 for fiscal 1995. The decrease is due to a reduction of proceeds from borrowing, marginally offset by an decrease in principal payments on notes and an increase in payments under capital lease obligations. Financing activities for fiscal 1995 reflect proceeds from loans from related parties in the amount of $2,250,000, and principal payments of notes.

      AC is currently in technical default under the Indenture governing the AC Notes because it has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to the Company in excess of the amounts permitted to be so advanced under the Indenture. As a result of such defaults, the holders of 25% or more in principal amount of the Notes may cause the AC Notes to be accelerated, in which event they would become immediately due and payable in full. AC does not have and is not expected to have the resources to pay the AC Notes if they are accelerated.

      The AC Notes are  reflected  as a current  liability at June 30, 1995 as a result of the above defaults. AC's long-term obligations, approximately $5,022,000 at June 30, 1996, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, respectively. In addition, AC is expected to have annual capital expenditure requirements of approximately $600,000.

      In addition, AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and accrued interest thereon. See "Business - Capitol Queen & Casino, Inc." There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and accrued interest thereon, AC will be obligated under its guarantee of the CQC Notes to fund the shortfall.

      Moreover, because it has not yet effected the sale of its assets, CQC is in default of the Indenture governing the CQC Notes. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. AC would then be obligated under its guarantee to pay the CQC Notes but is not expected to have the resources to satisfy such obligation should it materialize. A default by AC under its guarantee would also give the holders of 25% or more in principal amount of the AC Notes the ability to accelerate the AC Notes. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern. See "Notes to Financial Statements - Arizona Charlie's, Inc. - CQC Gaming License, Default Under Indebtedness Management's Plans, and Going Concern".

     AC's management believes that, assuming the AC Notes and CQC Notes are not accelerated, it has sufficient funds to meet its projected needs for financing of existing operations and to service its debt obligations. However, AC's ability to obtain capital, should it be required, is significantly restricted under the Indentures governing the AC Notes and the CQC Notes. The ability of AC to service its debt obligations (and to comply with the consolidated tangible net worth covenant) will be dependent upon its future performance, which performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond AC's control.

     Competitive Environment

      Various forms of casino-style gaming have been legalized in numerous new jurisdictions within the past few years, including casino riverboats, limited-stakes frontier town gambling, full-scale casinos on Indian reservations, card rooms and video lottery terminals, which resemble AC's gaming machines. In addition, several major casino-hotels were completed and opened in Las Vegas in the past year, continuing the transformation of Las Vegas into an entertainment destination offering much more than gaming. Management expects the legalization of gaming to continue to spread and that Las Vegas will continue to experience at least limited expansion. See "Item 1. Business - Market and Competition."

      To date, casino revenues at Arizona Charlie's (and for Las Vegas generally) have continued to grow despite the spread of legalized gaming. Moreover, management believes that AC has and will continue to benefit from the expansion of the Las Vegas market, which has resulted in continued growth in the residential population, from which AC generates the majority of its revenues. There can be no assurance, however, that the spread of legalized gaming, or the construction of new casino-hotels in Las Vegas, will not have an adverse impact on future revenues.

     Inflation

     AC believes that its results of operations are not dependent upon, or materially affected by, the rate of inflation.


Sunset Coin, Inc.
- -----------------

     General

      SC derives its revenues and profits largely from its gaming machine route pursuant to participation contracts and, to a lesser extent, space leases. See "Notes to Financial Statements Sunset Coin, Inc. - Summary of Significant Accounting Policies Revenue." Under its participation contracts, SC pays a percentage of the net win (amounts wagered less winnings paid) from its gaming machines to the site owner. The balance is retained by SC. Under its space leases, SC pays the site owner a fixed space rental fee and retains all of the net win. SC's gaming revenues under participation contracts represent SC's share of the net win after payments to the location, and under space leases represent all revenues before lease payments, which are treated as expenses. A majority of SC's gaming machines are installed at locations controlled by the Becker family and the contracts with such locations are expected to be renewed as a matter of general course. See "Item 1. Business - Sunset Coin, Inc."

     In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreement are contracts with each of the five BGG restaurants, which are expected to be renewed in general course, and two additional locations owned by unrelated parties. See "Item 1. Business - Sunset Coin, Inc." and "Notes to Financial Statements - Sunset Coin, Inc. - Related Party Transactions."

      SC has unconditionally and fully guaranteed the payment of the principal of and interest on the AC Notes, until such time as AC obtains a specified fixed charge coverage ratio. AC does not anticipate that it will obtain such fixed charge coverage ratio in the foreseeable future. As in the case of AC, SC operated as an S corporation through December 31, 1993. In connection with the termination of S corporation status, SC distributed $3,000,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to SC in full in exchange for stockholder notes bearing interest at the annual rate of 10.0% and maturing in January 2001. The payment of the SC stockholder notes is subordinated to any payments required to be made by SC under its guarantee of the AC Notes.

                              Results of Operations


                                                         Years ended June 30,
                                                        (dollar in thousands)

                                                    1996        1995        1994
                                                    ----        ----        ----
Revenues:

Gaming machine route:
   Participation contracts .................      $2,294      $2,535      $2,496
   Spaces leases ...........................         229          75         212
                                                     ---          --         ---
Total gaming machine revenues ..............       2,523       2,610       2,708
Gaming machine services fees ...............         126         132         151
                                                     ---         ---         ---
Total revenues .............................      $2,649      $2,742      $2,859
                                                  ======      ======      ======

Operating income:

Gaming machine route:
   Participation contracts .................      $  713      $1,043      $1,164
   Spaces leases ...........................          71          30          99
                                                      --          --          --
Total gaming machine route expenses ........         784       1,073       1,263
Gaming machine services fees ...............          33          55          70
                                                      --          --          --
Total operating income .....................      $  817      $1,128      $1,333
                                                  ======      ======      ======


      During fiscal 1996, two participation locations were added, and one participation contract was converted to a more favorable space lease contract. A new BGG bar, Charlie's Down Under was opened in April 1995 and paid service fees to SC for all of fiscal 1996. However, in April 1996, another BGG bar, Charlie's Saloon, was closed resulting in the loss by SC of a participation service agreement.

      Comparison of Fiscal Years Ended June 30, 1996, 1995 and 1994. SC's results of operations declined for fiscal 1996 compared to fiscal 1995. The decrease in operating income was substantially a result of the increased payroll and related costs needed to increase security measures for the protection of slot technicians and cash on hand in response to a recent increase in related crime activity in the Las Vegas area.

      While revenues decreased by 3.4% to $2,649,000 for fiscal 1996 from $2,742,000 for fiscal 1995, operating expenses, including depreciation and amortization, increased by 13.5% to $1,832,000 for fiscal 1996 from $1,614,000 for fiscal 1995. This resulted in an overall decrease in operating income of 27.6% to $817,000 from $1,128,000, and a decline in net operating margin to 30.8% for fiscal 1996 from 41.1% for fiscal 1995. A smaller decrease in net operating margin was experienced for fiscal 1995 to 41.1% from 46.6% for fiscal 1994, during which period revenues decreased by 4.1% and operating income decreased by 15.4%.

      The decrease in revenues for fiscal 1996 is due to a decrease in gaming machine route revenues of 3.3% to $2,523,000 for fiscal 1996 from $2,610,000 for fiscal 1995. Such revenues also decreased 3.6% for fiscal 1995 from $2,708,000 for fiscal 1994. Gaming machine service fee revenue decreased 4.6% for fiscal 1996 to $126,000 from $132,000 for fiscal 1995, following a 12.6% decrease for fiscal 1995 from $151,000 for fiscal 1994. The decrease in gaming machine route revenues reflects the net loss of 26 slot machines within the gaming machine route between June 30, 1995 and June 30, 1996, most of which includes 15 machines operated at the former Charlie's Saloon. SC operated 27 route locations for fiscal 1996 and 26 route locations in fiscal 1995 and 1994, with approximately 265, 267 and 279 machines included in the route at June 30 of such fiscal years, respectively. Revenues from the locations controlled by the Becker family were $2,370,000, $2,331,000 and $2,333,000 for fiscal years 1996, 1995 and 1994, respectively. Fees from BGG accounted for approximately $93,000, $77,000 and $71,000 of gaming machine service fees for fiscal 1996, 1995 and 1994, respectively. The increase in gaming machine service fees for fiscal 1996 reflects the net effect of the additional contract at Charlie's Down Under during the full fiscal year of 1996, partially offset by the lost service fee contract at Charlie's Saloon in April, 1996.

     Gaming machine route and service expenses increased by 17.9% to $1,311,000 for fiscal 1996 from $1,112,000 for fiscal 1995. This increase, which consists primarily of payroll and related taxes and benefits, follows an increase of 13.0% for fiscal 1995 from fiscal 1994 expense of $984,000. As a percentage of revenues, route and service expenses increased to 49.5% for fiscal 1996 from 40.6% and 34.4% for fiscal 1995 and for fiscal 1994, respectively. General and administrative expenses decreased 16.5% for fiscal 1996 to $86,000 from $103,000 for fiscal 1995, after a significant decrease of 22.0% from fiscal 1994. The decrease for fiscal 1996 was the result of reduced expense associated with poker giveaways, due to conversions of certain traditional video poker machines to bonus poker machines. Management fees paid by SC to related parties decreased by 8.7% to $137,000 for fiscal 1996 from $150,000 for fiscal 1995 and $102,000 for fiscal 1994. Effective June 1, 1994, a management fee of 5% of SC's gross revenue was paid to BGI, as opposed to the lower flat monthly fee paid to AC prior to that date. Management fees paid to BGI in fiscal 1996 totaled $137,000 compared to $150,000 for fiscal 1995. Depreciation and amortization expense increased by 19.7% to $298,000 for fiscal 1996 from $249,000 for fiscal 1995, following a decrease of 19.2% from $308,000 for fiscal 1994. The increase in depreciation was due to the addition of bonus poker gaming machines placed in service for fiscal 1996, net of slot machines sold.

      SC had other expense (net of other income) of $240,000 for fiscal 1996, $122,000 for fiscal 1995 and $136,000 for fiscal 1994. The increase in other expense is the result of a loss due to a write-off of equipment and leasehold improvements deemed worthless when Charlie's Saloon was abandoned on April 21, 1996.

     Income Taxes

     As a result of the termination of its election to be treated as an S corporation, SC became liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, SC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect of income of SC. See "Item 13. Certain Relationships and Related Transactions" and "Notes to Financial Statements Sunset Coin, Inc. - Summary of Significant Accounting Policies - Income Taxes; Related Party Transactions." In fiscal 1996, no estimated income tax payments were paid. In fiscal 1995 and fiscal 1994, SC made estimated income tax payments of $102,000 and $187,000 for the respective time periods. These payments were based upon an anticipated effective federal income tax rate approximating the statutory rate of 34%.

     Liquidity and Capital Resources

      For fiscal 1996, cash provided by operating activities decreased to $1,003,000 from $1,139,000 for fiscal 1995 and $1,458,000 for fiscal 1994. The decrease in fiscal 1996 is attributable to a $307,000 decrease in net income, a $49,000 increase in depreciation and amortization, offset by the net effect of decreases in receivables and increases in payables. Cash provided by operating activities for fiscal 1995 decreased from 1994 by $319,000, attributable to a $322,000 decrease in net income, a $59,000 decrease in depreciation and amortization, a $29,000 decrease in provision for losses on notes receivable recorded during the period as partially offset by an increase in receivables and payables.

      Cash flows used in investing activities were $180,000 for fiscal 1996, which includes $208,000 in capital expenditures and $72,000 in loans to related parties including loans to AC that were utilized to pay interest on the AC Notes. SC's proceeds from the sale of fixed assets and the repayment of a note receivable were $12,000 and $88,000, respectively.

      Cash flows from financing activities for fiscal 1996 were $207,000, reflecting proceeds from notes payable of $109,000, offset by principal payments on notes of $316,000.

     Apart from its anticipated obligation with respect to the AC Notes, SC's indebtedness includes the stockholder notes and notes collateralized by its gaming equipment and other assets. The collateralized notes bear interest at annual rates of approximately 10.89%, in the case of fixed rate loans, or at prime plus 1.5% in the case of a collateralized line of credit, the outstanding aggregate balance of which was converted to a note at July 1, 1994, with monthly payments through June 1998. SC requested advances through October 28, 1995, at which time the Company's right to receive advances under the agreement was terminated. The $1.5 million non-revolving line of credit includes an acceleration clause which would cause the full amount of the obligation to become due on demand if a material adverse change occurs in the borrower's financial condition, business operations or ownership or management.

     In July 1994, SC entered into an agreement with a bank for a $1,200,000 non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with a maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. During fiscal 1995, SC drew down an aggregate of $738,000 and in fiscal 1996, an aggregate of $109,000 of the non-revolving line of credit with various monthly payments through April 2001. Advances under the agreement bear interest at the bank's prime rate plus 1.5% to 2.0%. SC's management believes that it has sufficient funds through cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. Such guarantee will be released upon AC's achievement of a fixed charge coverage ratio of 2.25 to 1, which is not currently anticipated to occur.

      Because AC is in technical default under the Indenture governing the AC Notes, the AC Notes could be accelerated. See "Arizona Charlie's, Inc._Liquidity and Capital Resources." In such event, AC is not expected to have the resources to pay the AC Notes. In addition, AC is expected to have liability under its guarantee of the CQC Notes which may exceed the amount which it could immediately support or repay. In either case, SC, as guarantor of the AC Notes, would have liability under its guarantee, and such liability would likely exceed the amount which it could immediately support. Accordingly, substantial doubt exists about SC's ability to continue as a going concern if the AC Notes or CQC Notes are accelerated. See "Notes to Financial Statements - Sunset Coin, Inc. Guarantee Obligation, Management's Plans and Going Concern."

     Competitive Environment

     As SC's gaming machine route contracts reach maturity, SC is required to compete for renewals with numerous route operators in the Las Vegas area, some of which are significantly larger and better capitalized and manage substantially more gaming machines than SC. Although SC's management believes that the continuing expansion of the Las Vegas gaming market has resulted in substantial growth of the local residential population, the market in which SC generates the majority of its route business, there can be no assurance that increased competition for gaming machine route locations will not have an adverse impact on the future revenues. In addition, the spread of legalized gaming into new jurisdictions may also impact the competitive position of SC. See "Item 1. Business - Sunset Coin, Inc."

     Inflation

      Management believes that SC's results of operations are not dependent upon, or materially affected by, the rate of inflation.


Capitol Queen & Casino, Inc.
- ----------------------------

     Analysis of Development Stage Activities for the period January 20, 1993 (the date of inception) through June 30, 1996

      CQC was organized on January 20, 1993 for the purpose of developing, constructing, owning and operating the Capitol Queen. Since inception, CQC's activities have been limited to, in addition to the financing transaction described below, the acquisition of a land site in Jefferson City, Missouri and the rights to develop the Capitol Queen thereon, the preparation and prosecution of applications to become licensed to own and operate the Capitol Queen in Missouri and for all other required permits and approvals, the preparation of preliminary design plans, drawings and budgets for the project, construction of a riverboat vessel and other pre-opening development activities. As of August 1994, CQC suspended the development of the Capitol Queen, other than completion of the riverboat. As a result of a September 28, 1994 ruling by the Missouri Gaming Commission denying CQC's license application, CQC subsequently terminated the Capitol Queen project and is currently marketing its assets for sale. Such assets include its riverboat and the Jefferson City land site.

      As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. At June 30, 1996, approximately $30,000 remained in the escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995 and May 15, 1996. AC does not have available funds to advance on behalf of CQC. The management of AC and CQC are currently in discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

     CQC had entered into an Asset Purchase Agreement dated April 10, 1995 for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. "Aerie" at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminarily suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty to any party when the expiration date of December 31, 1995 passed. CQC is actively marketing its riverboat assets to prospective buyers.

      During the period from inception through June 30, 1996, CQC had total operating expenses of $13,478,000 consisting primarily of an abandonment loss of $10,426,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. At June 30, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the current fiscal year. Also included in operating expenses are amortization expense of $1,341,000 associated with debt issue costs and $1,711,000 of project development costs. For the same period, CQC incurred $11,171,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,265,000 for the period from inception to June 30, 1996.

Liquidity and Capital Resources

      For the period from inception through June 30, 1996, net cash used by development stage activities was $5,246,000. Cash flows used by investing activities for the period was $13,920,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At August 31, 1996, CQC had expended a total of approximately $21,400,000 on the development and construction of the Capitol Queen.

      CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Moreover, CQC because it has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. CQC is not expected to engage in any activities after the sale of its assets, although it may continue to pursue legal relief with respect to the injury caused by the ruling of Missouri Gaming Commission. The cost of pursuing such relief is expected to be borne by BGI.


Item 8.   Financial Statements and Supplementary Data

      The Index to Financial Statements and Schedules appear at pages F-1 and F-2 hereof, the Report of Registrant's Independent Accountants appears at page F-3 hereof, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant appear at page F-4 through F-31 hereof. The Financial Statements and Notes to Financial Statements for AC, SC and CQC appear at page F-32 through F-89 hereof.

Item 9.     Changes  in  and  Disagreements with  Accountants  on
      Accounting and Financial Disclosure

     Not Applicable


                            PART III

Item 10.   Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to the directors and executive officers of BGI and each of its subsidiaries.


      Name           Age              Position(s) Held
      ----           ---              ----------------
Bruce F. Becker      45     Chairman, President, Chief Executive
                            Officer of BGI and each subsidiary,
                            Treasurer and Secretary of BGI,
                            Treasurer and Vice-President of CQC
                            and Sole Officer and Director of
                            Innerout, Inc.
Barry W. Becker      51     Assistant Secretary and Director of
                            BGI,  Secretary and Director of each
                            Nevada subsidiary and Secretary of
                            CQC
Ron Lurie            55     Director of Corporate Development of
                            BGI, General Manager of SC and
                           Director of Marketing of AC
Jerry Griffis        40     Chief Financial Officer of BGI and
                          Controller of each subsidiary
Mark Lerner          46     General Counsel of BGI and each
                                   subsidiary
Ernest A. Becker     77     Director of BGI and each Nevada
III                         subsidiary and
                            Treasurer  of each  Nevada  subsidiary,  other  than
                            Innerout, Inc.
Ernest A. Becker     53     Director of BGI and Vice President
IV                          and Director of each Nevada
                            subsidiary, other than Innerout, Inc.
Bart Masi            52     General Manager of AC and BGG
Paul Tomba           48     Food and Beverage Manager of AC and
                            BGG
Debra Pingul         38     Director of Personnel of each Nevada
                                   subsidiary
Doug Hardesty        44     Director of Technical Services of
                             each Nevada subsidiary


      Bruce F. Becker has served as Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of BGI since its inception in July 1993 and as Secretary since November 1993. He has served each of the Nevada subsidiaries as President and Chief Executive Officer since July 1989. Mr. Becker has also been a director and Chairman of AC since its inception in July 1984 and Chairman of the Board of Directors of SC and BGG since their inceptions in 1980 and 1986, respectively. He is the Chairman, President and Chief Executive Officer of CQC, and the Sole Officer and Director of Innerout, Inc. Mr. Becker also sits on the Board of Directors of the Nevada Resort Association.

      Barry W. Becker has served as Assistant Secretary of BGI since November 1993, and as Secretary of BGI from its inception until November 1993. He has served each Nevada subsidiary (other than Innerout, Inc.) as a Director since its respective inception and as Secretary since July 1989. Mr. Becker is also the Sales Manager for Becker Enterprises, a Becker family-owned company that purchases, sells and leases residential and commercial property. He is a past president of the Southern Nevada Builders Association and serves the community as a member on the boards of directors of the Rotary Club, Las Vegas Chamber of Commerce, Boys Club of Clark County and the Boy Scouts of America. Mr. Becker was appointed by the then Governor of the State of Nevada to the State Environment Commission and was an Environmental Commissions Representative on the State Multiple Use Advisory Land Committee.

     Ron Lurie has served as Director of Corporate Development of BGI since its inception and as the General Manager of SC since November 1990. He has also served as Director of Marketing of AC since February of 1995. He has been involved with the gaming industry since 1978, serving in several capacities prior to being employed by SC, including Sales Manager for International Game Technology and regional Sales Director for Sigma Games. In addition to Mr. Lurie's fourteen years in the gaming industry, he also served fourteen years as a Las Vegas City Councilman and four years as the Mayor of Las Vegas.

      Jerry Griffis has served as Chief Financial Officer of BGI and Controller of CQC since their respective dates of inception, and as Controller of the Nevada subsidiaries since February 1989. Prior to joining the Nevada subsidiaries, Mr. Griffis was employed as a Certified Public Accountant. Prior thereto, Mr. Griffis acted as Assistant Controller for the Silver Slipper Casino from 1981 to 1983 and the Frontier Hotel & Casino from 1979 to 1981. Mr. Griffis is a CPA and a member of the Nevada Society of CPA's and the American Institute of Certified Public Accountants.
      Mark Lerner joined BGI and subsidiaries as general counsel in August 1994. Prior thereto, he was a partner with Jones, Jones, Close & Brown, a Nevada law firm with offices in Las Vegas and Reno, where since 1987 he had practiced primarily in the areas of gaming and administrative law. From 1983 to 1987, he was a deputy in the gaming division of the Nevada Attorney General's office, serving as counsel to the Nevada Gaming Commission and State Gaming Control Board. Mr. Lerner was admitted to the Nevada bar in 1980.

      Ernest A. Becker III is a director of BGI and has served each of the Nevada subsidiaries (other than Innerout, Inc.) as a Director since its respective inception and as Treasurer since July 1989. Mr. Becker has been an active developer of residential, recreational and commercial properties in both Southern California and Southern Nevada since 1952. Mr. Becker organized the Charleston Heights Water Company in 1954, which paved the way for the growth of the northwestern area of Las Vegas. He is a past president and Life Director of the National Association of Home Builders.

     Ernest A. Becker IV is a director of BGI and has served each of the Nevada subsidiaries (other than Innerout, Inc.) as a Director since its respective inception and as Vice President since July 1989. He currently operates Becker Built, a construction company owned by the Becker family. Mr. Becker has served as a Director of the Southern Nevada Home Builders Association for the past fourteen years and has held positions with the Fair Housing Task Force, Development Permit Committee, Community Housing Resource Board and Plumbers Examining Board for the City of Las Vegas and the Citizens Advisory Council for Liquor and Gaming Control.

      Bart Masi was appointed General Manager of AC and BGG in September 1994. Prior thereto, Mr. Masi was General Manager and Marketing Director of Southern Wine & Spirits of Nevada from May 1975 through August 1994. Mr. Masi has over twenty-six years managerial experience and has been serving the hotel, casino and gaming industry in Nevada for twenty-six years.

      Paul Tomba has served AC and BGG as Food and Beverage Manager since June 1995. Prior to his employment at Arizona Charlie's, he served as Beverage Manager for Caesar's Palace and the Golden Nugget Hotel and Casino in Las Vegas. Mr. Tomba also managed private country clubs in the greater Cleveland area and has over twenty-five years experience in the food and beverage industry.

      Debra Pingul was appointed Director of Personnel of AC in February 1991. Prior thereto, Ms. Pingul held supervisory positions in human resources with the Marina Hotel and Casino from 1985 to 1990 and Vacation Village from 1990 to 1991.

      Doug Hardesty was appointed Director of Technical Services of each of the Nevada subsidiaries in April 1991. From March 1988 to April 1991, Mr. Hardesty served as Operations Officer of AC. Prior thereto, he held managerial positions with firms engaged in the sale and servicing of systems hardware.


Item 11.   Executive Compensation

      The following table sets forth the compensation paid by BGI (including its subsidiaries) for services rendered in all capacities to BGI (and its subsidiaries) during the fiscal year ended June 30, 1996, with respect to the Chief Executive Officer of BGI and all other persons who served as executive officers of BGI during the year ended June 30, 1996 and whose aggregate annual compensation exceeded $100,000 for such period. No compensation has been paid to executives by CQC for services rendered during the year ended June 30, 1996.

                           Summary Compensation Table

                                               Annual Compensation
                                                -------------------

                                    All Other
Name and Position                     Salary          Bonus       Compensation
- -----------------                     ------          -----       ------------
Bruce F. Becker, Chief
  Executive Officer
  and President of
  BGI and each subsidiary ....      $500,000(1)    $      0       $ 60,763(1)(2)
                                                                             (3)
Bart Masi, General Manager
  of AC and BGG ..............      $180,692       $      0       $  4,050(3)
Mark Lerner, General Counsel
  of BGI and each subsidiary
                                    $150,577       $      0       $ 10,123(3)
Ron Lurie, Director-Corporate
  Development of BGI, General
  Manager of SC and Director
  of Marketing of AC .........      $140,539       $      0       $ 14,751(3)

- ----------
(1) Does not include amounts entitled to under employment agreement. Mr. Becker has voluntarily postponed scheduled salary increases of $100,000 for calendar year 1995 and $200,000 for calendar year 1996. These salary amounts have been accrued by BGI, but have not yet been paid to Mr. Becker.

(2) Includes $49,341 paid by BGI during the fiscal year ended June 30, 1996 in premiums on life insurance held by Bruce F. Becker for the benefit of a family trust administered by Mr. Becker. Such life insurance, which has an aggregate death benefit of $5,076,376, has been collateral assigned to BGI such that upon the death of Mr. Becker, BGI shall be refunded all premiums previously paid by it under the policy before the distribution of benefits to the named beneficiary.

(3) BGI and each Nevada Subsidiary has adopted a 401(k) defined contribution plan covering substantially all of its employees. Eligible employees may contributed up to 6% of their annual compensation to the plan, up to certain limits prescribed by the Internal Revenue Service. BGI and the Nevada subsidiary have each agreed to contribute an amount equal to 25% of each employee's contribution, up to an amount equal to 2% of each employee's compensation. Employees may contribute an additional 4% to the Plan which is not matched by BGI or Nevada subsidiary.


Compensation of Directors

      The directors of BGI may receive $2,000 for each meeting of the Board of Directors attended. The directors of the Operating Companies do not receive any compensation for serving in such capacities.

Employment Agreement

      In May 1994, BGI entered into a seven-year employment agreement with Bruce
F. Becker in his capacities as Chief Executive Officer and President. Under the employment agreement, Mr. Becker is required to devote all of his business time to the affairs of BGI and its affiliated companies. The agreement provides for an annual base salary of $700,000 per year during calendar year 1996, increasing by $100,000 each calendar year thereafter through December 31, 2001. However, for the second consecutive year, Mr. Becker has elected to postpone his scheduled annual salary increase. These deferred salary amounts, aggregating $300,000, each of 1995, and have been accrued by BGI, but have not yet been paid to Mr. Becker. Mr. Becker is also entitled to the use of an automobile and such bonuses and other benefits as the Board of Directors may award from time to time in its discretion. In addition, BGI maintains certain life insurance coverage referred to under Executive Compensation above.

      The employment agreement provides that if Mr. Becker's employment is terminated either (i) by BGI other than for cause or by reason of physical or mental disability, or (ii) by Mr. Becker for good reason, Mr. Becker will be entitled to a severance payment equal to four times his then annual base salary if such termination occurs during the first year of the agreement or three times his then annual base salary if such termination occurs after the first year of the agreement. Such severance payment will be payable in a lump sum within thirty (30) days of termination. Under the agreement, BGI shall have cause to terminate Mr. Becker if he consistently refuses to substantially perform, or engages in willful misconduct in the substantial performance of, his duties and obligations under the employment agreement or if he materially breaches the agreement. Mr. Becker may terminate his employment for good reason if he is assigned by BGI to a position of lesser or inconsistent authority than that described in the employment agreement or is required to relocate outside Las Vegas, or if BGI fails to substantially comply with the employment agreement.

Consulting Agreements

     BGI entered into consulting agreements with Ernest A. Becker III, Ernest A. Becker IV and Barry W. Becker (the "Consultants"). The agreements have three-year terms expiring May 31, 1997. The agreements provide for monthly consulting fees of $12,500, $8,334 and $8,334, respectively. The agreements provide for indemnification of the Consultants for claims arising out of their services to BGI, other than claims arising from gross negligence, willful malfeasance or fraud. The Consultants are prohibited from competing with BGI or its affiliates or soliciting for employment any person employed or recently employed by BGI or its affiliates. Such obligations also apply beyond the consulting period.

Compensation Committee Interlocks and Insider Participation

      None of the board of directors of BGI or its subsidiaries has had or currently has a compensation committee or other committee performing equivalent functions. During the fiscal year ended June 30, 1995, Ernest A. Becker, III and Bruce F. Becker in their capacities as directors of each of the Nevada subsidiaries participated in deliberations concerning compensation of the executive officers of such companies.


Item 12.    Security Ownership of Certain Beneficial  Owners  and
      Management

      The following table sets forth as of September 1, 1995 certain information with respect to beneficial ownership of shares of BGI's Common Stock by (i) each person known by BGI to be a beneficial owner of more than 5 percent of the outstanding shares of Common Stock, (ii) each of BGI's directors, (iii) each executive officer named in the summary compensation Table under the caption "Executive Compensation" and (iv) all directors and officers as a group.

Name and Address (1)               Amount and Nature(2)    Percentage of
of Beneficial Owner             of Beneficial Ownership    Shares Outstanding
- -------------------             -----------------------    ------------------
 Ernest A. Becker, III ....                   3,611,134        36.11%
 Bruce F. Becker ..........                   2,761,275        27.61%
 Ernest A. Becker, IV .....                   1,546,831        15.47%
 Barry W. Becker ..........                   1,546,831        15.47%
 Bart Masi ................                           0         0.00%
 Mark Lerner ..............                           0         0.00%
 Ron Lurie ................                           0         0.00%
 Charlie's Land Company (3)                     533,929         5.34%
 The Putnam Companies (4) .                     800,000(5)      7.41%
 All officers and directors
  as a group (6) ..........                  10,000,000       100.00%

- ----------
(1) The address of each of the Becker family members, Charlie's Land Company and Messrs. Masi, Lerner and Lurie is 740 South Decatur Boulevard, Las Vegas, Nevada 89107. The address of The Putnam Companies is One Post Office Square, Boston, Massachusetts 02109.
(2) BGI believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Charlie's Land Company is a Nevada general partnership owned, directly and indirectly, by the Becker family members in the following percentages: Ernest A. Becker, III -
       44.29%; Bruce F. Becker - 15.34%; Ernest A. Becker,  IV  -
       15.34%; Barry W. Becker - 15.34%; and Alvernie Apartments,
     Inc.  -  9.69%. Alvernie Apartments, Inc. is  owned  by  the
     Becker family as follows: Ernest A. Becker, III and Betty W.
     Becker,  as joint tenants - 60.1%; Bruce F. Becker -  13.3%;
     Ernest A. Becker, IV - 13.3%; and Barry W. Becker - 13.3%.
(4) Includes Warrants held by several different investment trusts and/or mutual funds which have a common corporate owner.
(5) Represents shares of the Common Stock which may be acquired by such person within sixty (60) days from the date of this report upon exercise of Warrants. BGI's knowledge with respect to the ownership of its Warrants is based on information provided by BGI's warrant agent.
(6) Includes shares owned beneficially by (a) Bruce F. Becker, (b) the other Becker family members identified above, and (c) Charlie's Land Company, which is owned by the Becker family as set forth in footnote 3 above.


Item 13.   Certain Relationships and Related Transactions

      Since June 1, 1994, the Company has provided managerial and related services to its subsidiaries. The Company has entered into a management agreement with each of the AC, SC and BGG (and CQC, which is not expected to have any operations) to provide executive and administrative services in exchange for a management fee equal to 5% of each such company's gross operating revenues (before deduction of promotional allowances). However, the AC Indenture will prohibit the payment of management fees by AC until certain conditions have been satisfied and thereafter in excess of specified amounts. See "Item 1. Business - Becker Gaming, Inc." The rate at which management fees are to be payable was determined based on the level of management support to be provided by the Company to the operating companies, the level of expense anticipated to be incurred by the Company in connection with such support, and the gaming-related experience of the persons expected to provide such support on behalf of Becker Gaming and their familiarity with the operating companies and their businesses. Accordingly, such fee does not necessarily reflect that which could be obtained from an unaffiliated party, which could not be expected to provide the same support or to possess the same gaming-related experience or familiarity with the operating companies. However, based on its knowledge of similar management service arrangements entered into by other Las Vegas casino-hotels, such rate is believed to be at or near the top of the range of fees customarily paid for such services in such market. Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of AC's management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. AC incurred and SC and BGG incurred and paid, management fees of $1,396,000, $137,000 and $592,000, respectively, to the Company in fiscal 1996.

      Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of the Company's management and administrative services are anticipated to benefit AC. Accordingly, in late March 1995, the Company transferred approximately 40 of its employees involved in accounting and administrative functions to AC. These employees were originally employees of AC and were transferred to the Company in June 1994. Effective October 1, 1995, an amount equal to 4% of the consolidated gross revenues of the Company will be returned to AC for the accounting and administrative functions that AC now provides for the benefit of each of the Company's subsidiaries as mentioned above.

      AC has fully and unconditionally guaranteed the payment of principal of and interest on the CQC Notes. See "Item 1. Business - Capitol Queen & Casino, Inc." Similarly, SC has fully and unconditionally guaranteed the payment of principal of and interest on the AC Notes until such time as AC achieves a specified fixed charge coverage ratio.

      During fiscal 1996, AC leased office, storage and laundry space from Charleston Heights Shopping Center ("CHSC"), a partnership owned by the Becker family. Total lease rental payments (including insurance, tax and common area maintenance payments) of approximately $217,000 were paid by AC to CHSC in fiscal 1996. Based on rental rates offered for properties which are similarly situated and offer comparable features, AC believes that such rental rates were below comparable market rates.

      Each of the Nevada subsidiaries previously operated as a subchapter S corporation under the federal tax laws. As of December 31, 1993, the S corporation status of each of the Nevada subsidiaries was terminated. Prior to the termination of S corporation status, each of the Nevada subsidiaries distributed to their stockholders undistributed income on which such stockholders had previously paid federal income taxes equal to $5,000,000, in the case of AC, $3,000,000, in the case of SC, and $800,000, in the case of BGG. The amounts distributed were loaned back to such companies in full by the stockholders. The AC and SC loans are repayable pursuant to subordinated stockholder notes maturing in 2001 and bearing interest at the rate of 10% annually, payable monthly. The BGG loans are repayable pursuant to notes maturing in December 1996 and bearing interest at the rate of 10% annually, payable monthly. In addition, the Nevada subsidiaries have agreed to distribute to their stockholders cash sufficient to satisfy the federal income tax obligations of such stockholders resulting from their ownership interests therein (including taxes payable with respect to income earned previously) through the date of termination of S corporation status, subject to limitations imposed under the Indentures. The stockholders have filed all tax returns for the periods during which the Nevada subsidiaries operated as S corporations. Accordingly, the exposure of the Nevada subsidiaries under the tax indemnities will be limited to taxes which may become payable in the future with respect to periods through 1993 as a result of any audit of a stockholder return by tax authorities. Such amounts may be material, although the AC Indenture limits such payments by AC and SC to an aggregate of $2,250,000.

      SC has executed gaming machine service agreements with BGG pursuant to which SC provides gaming machine maintenance and other services to each BGG bar and restaurant for a fixed fee. Fees paid by BGG to SC for such services totaled approximately $93,000 in fiscal 1996. The gaming machine maintenance fees payable by BGG to SC reflect rates which management believes (based on market research conducted on an informal basis, from time to time, by SC) are charged for similar services by other gaming machine service companies operating in the Las Vegas area.

      During 1991, SC purchased the assets of a restaurant/bar facility for approximately $525,000 for use by BGG. The purchase, the Company entered into an agreement to lease (as lessor) the facility to BGG under an agreement was terminated when the facility was closed on April 21, 1996 and the worthless improvements and equipment were abandoned. The liquor license will be transferred to a new BGG location currently under construction which will open in early 1997.

      BGG leases several of its properties from partnerships controlled by the Becker family members. Cantina Charlie's is leased at current annual rent (including property taxes) of approximately $118,000, subject to cost of living increases, pursuant to an agreement scheduled to expire in 1998, unless renewed by BGG for up to an additional 25 years. The Charlie's Lakeside site is held pursuant to a ground lease at current annual rent (including property taxes) of approximately $39,000, subject to cost of living increases. The ground lease is scheduled to expire in 2006 but may be extended by BGG for up to an additional 20 years. BGG operates Charlie's Bar pursuant to a lease requiring current rental payments (including property taxes) of approximately $37,000 per year, subject to cost of living increases. The lease expired in October 1995, and was renewed by BGG for an additional three years. Charlie's Bar Down Under, a 4,400 square-foot building is leased for an annual rent of $145,320 payable in equal monthly installments. The lease term commenced on February 1, 1995 and expires on January 31, 2005, with options to extend for three additional terms of five years each. Management believes, based on its experience and knowledge of the commercial leasing market in and around Las Vegas, that the foregoing leases reflect market terms and rates.

      During 1992, SC purchased for approximately $123,000, and resold to BGG for the same price, gaming machines for use in two BGG restaurants. At June 30, 1996, BGG had repaid the full amounts owed on the gaming machines to SC.

     SC purchased and leased to BGG's wholly owned subsidiary the personal property used at Charlie's Bar Down Under. This lease calls for annual rent of $145,000 to be paid in equal monthly installments in advance, beginning on April 1, 1995.

      The Becker family members have guaranteed the payment of a $272,000 note payable of SC, various term loans held by SC and a term loan to BGG. The outstanding principal balances of the SC and BGG term loans were $757,000 and $930,000, respectively, as of June 30, 1996.

      Bruce F. Becker resides in one of Arizona Charlie's suites at a rental rate of $1,520 per month payable in advance, pursuant to a one-year lease which commenced January 1, 1995. This lease entered automatically renews for successive terms of one-year each unless terminated.

      Bruce F. Becker operates a sole proprietorship under the name "Becker Vending" which places arcade, cigarette, music and other vending machines at Arizona Charlie's, BGG's restaurants, and several of SC's slot route locations. AC provides nominal collection and accounting services to Becker Vending in connection with these machines. None of the Nevada subsidiaries receives or is expected to receive any rental fee or other payment from Becker Vending in connection with these arrangements. Becker Vending retains all amounts deposited in its vending machines. Becker Vending also sells to AC cigarettes, candy and similar items at wholesale prices for resale in the Arizona Charlie's gift shop.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following are filed as part of this Report:

     (a)1.     Financial Statements
          An Index to Financial Statements appears at page F-1 hereof.

     (a)2.     Financial Statement Schedules
          An index to Financial Statement Schedules appears at page F-2 hereof:

     (a)3.     Exhibits

         3.1        Articles of  Incorporation of the Company.*
         3.2        By-Laws of the Company.*
         4.1        Indenture  dated November 15, 1993 among Arizona  Charlie's, as issuer, Sunset Coin, as guarantor,  and IBJ Schroder Bank
                    & Trust  Company  ("IBJ"),  as trustee,  as amended by First
                    Supplemental Indenture dated January 1, 1995.*
         4.2        Indenture  dated November 15, 1993 among Capitol  Queen,  as
                    issuer,  Arizona  Charlie's,  as  guarantor,   and  IBJ,  as
                    trustee,  as amended by First  Supplemental  Indenture dated
                    January 1, 1995.*
         10.1       Form of amended Warrant Agreement among the Company and the purchasers named therein (the "Purchasers").*
         10.2       Fee and  Leasehold  Deed of Trust,  Assignment of Leases and
                    Subleases,  Security  Agreement  and  Fixture  Filing  dated
                    November 15, 1993 by Arizona Charlie's and CLC, as grantors, to Land Title of Nevada,  Inc., as trustee,  for the benefit of IBJ, as collateral agent.*
         10.3       Deed of Trust, Assignment of Leases, Security Agreement and
                    Fixture Filing dated November 15, 1993 by Capitol Queen, as grantor, to Charles W. Riley, as trustee, for the benefit of
                    IBJ, as collateral agent.*
         10.4       Form of First Preferred Ship Mortgage  Securing an Indenture
                    between  Capitol  Queen  and  IBJ.*  10.5  Form of  Security
                    Agreements  dated  November 15, 1993 between each of Arizona
                    Charlie's and Capitol Queen and IBJ, as collateral agent.*
         10.6       Form of Stock  Pledge  Agreements  dated  November  15, 1993 between each of Arizona Charlie's and Capitol Queen and IBJ, as collateral agent.*
         10.7       Form of Collateral  Agency Agreement dated November 15, 1993 among  Arizona  Charlie's,  CLC  and  IBJ,  as  trustee  and collateral  agent and  between  Capitol  Queen  and IBJ,  as trustee and collateral agent.*
         10.8       Promissory Notes dated December 24, 1993 made by each of the
                    Beckers in favor of Arizona Charlie's.*
         10.9       Promissory Notes dated December 24, 1993 made by each of the
                    Beckers  in favor  of  Sunset  Coin.*  10.10  Tax  Indemnity
                    Agreement  dated December 24, 1993 among Arizona  Charlie's,
                    Sunset Coin, Becker Gaming Group and each of the Beckers.*
         10.11      Registration Rights Agreements dated as of May 31, 1994
                    among the Company and each of the Beckers.*
         10.12      Form of  Management  Agreements  dated  as of May  31,  1994 between the Company and each of Arizona  Charlie's,  Capitol
                    Queen, Sunset Coin and Becker Gaming Group.*
         10.13      Form of Tax Allocation  Agreements  dated as of May 31, 1994 between the Company  and each of Arizona  Charlie's,  Sunset
                    Coin, Becker Gaming Group and Capitol Queen.*
         10.14      Form of Consulting Agreements dated as of May 31, 1994
                    between the Company and each of Ernest A. Becker, III,
                    Ernest A. Becker, IV and Barry W. Becker.*
         10.15      Employment  Agreement  dated as of May 31, 1994  between the
                    Company and Bruce F. Becker.* 10.16 Stockholders  Agreements
                    dated as of May 31, 1994 among each of the  Beckers.*  10.17
                    Leases  dated  May 1,  1988  and  August  21,  1990  between
                    Charleston Heights Shopping Center and Arizona Charlie's.*
         10.18      Ground Lease dated December 1, 1986 between Becker
                    Investment Company and Becker Family Trust No. 2 and Becker
                    Gaming Group; Assignment dated September 16, 1987 assigning the interest of Becker Investment Company and Becker Family
                    Trust No. 2 to Lakeside Partners.*
         10.19      Lease dated  August 12, 1986 between  Fremont West  Shopping
                    Center and Becker Gaming  Group.* 10.20 Lease dated July 27,
                    1988 between Becker Investment Co. and Becker Gaming Group.*
                    10.21 Lease dated  September  19,  1994  between  Weddington
                    Investment Partnership and Innerout, Inc.* 10.22 Lease dated
                    March 24, 1995 between Sunset Coin, Inc. and Innerout, Inc.*
                    10.23 Lease agreement  between Arizona  Charlie's,  Inc. and
                    Bruce F. Becker.*
         10.24      Aircraft Purchase Agreement dated July 1, 1996 between
                    Arizona Charlie's and Limerick Holdings, LLC.
         21.1       Subsidiaries of the Company.
         27.1       Financial Data Schedule

- -----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (33-76368) declared effective by the Securities and Exchange Commission on May 20, 1994.

     (b)  Reports on Form 8-K
          None.

      SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BECKER GAMING, INC.


Dated: September 27, 1996          By:   /s/Bruce F. Becker
                                        -------------------------------
                                        Bruce F. Becker, President
                                        and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of September, 1996.

        Signature                  Title
        ---------                  -----
/s/Bruce F. Becker                 President, Chief Executive
- --------------------------         Officer (Principal
Bruce F. Becker                    Executive Officer) and Director


/s/Jerry Griffis                   Chief Financial Officer
- --------------------------         (Principal Financial
Jerry Griffis                      and Accounting Officer)

/s/ Barry W. Becker                Director
- --------------------------
Barry W. Becker


/s/ Ernest A. Becker, III          Director
- -------------------------
Ernest A. Becker, III


/s/ Ernest A. Becker, IV           Director
- -------------------------
Ernest A. Becker, IV




Supplemental  Information  to  be Furnished  With  Reports  Filed
Pursuant  to Section 15(d) of the Act by Registrants  Which  Have
Not Registered Securities Pursuant to Section 12 of the Act

      The Company has not and does not intend to send to its security holders any annual report with respect to the Registrant's most recent fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to a meeting of security holders.


                  INDEX TO FINANCIAL STATEMENTS

BECKER GAMING, INC. AND SUBSIDIARIES
     Report of Independent Accountants
     Consolidated Balance Sheets as of June 30, 1996 and 1995 Consolidated Statements of Operations for the Years Ended
      June 30, 1996, 1995 and 1994
     Consolidated  Statements of  Stockholders'  Equity  (Deficit) for the Years
      Ended June 30, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

ARIZONA CHARLIE'S, INC.
     Report of Independent Accountants
     Balance Sheets as of June 30, 1996 and 1995
     Statements of Operations for the Years Ended June 30, 1996,
      1995 and  1994
     Statements of Stockholder's Equity (Deficit) for the Years
      Ended 1996, 1995 and 1994
     Statements of Cash Flows for the Years Ended June 30, 1996,
      1995 and  1994
     Notes to Financial Statements

SUNSET COIN, INC.
     Report of Independent Accountants
     Balance Sheets as of June 30, 1996 and 1995
     Statements of Income for the Years Ended June 30, 1996, 1995
      and 1994
     Statements of Stockholder's Equity for the Years Ended June
      30, 1996, 1995 and 1994
     Statements of Cash Flows for the Years Ended June 30, 1996,
      1995 and 1994
     Notes to Financial Statements

CAPITOL QUEEN & CASINO, INC.
     Report of Independent Accountants
     Balance Sheets as of June 30, 1996 and 1995
     Statements  of Loss  Incurred  During the  Development  Stage for the Years
      Ended June 30, 1996, 1995 and 1994 and for the period from January 20, 1993 (the date of inception) through June 30, 1996
     Statements of  Stockholder's  Equity (Deficit) for the Years Ended June 30,
      1996, 1995 and 1994 and for period from January 20, 1993 (the date of inception) through June 30, 1996
     Statements of Cash Flows for the Years Ended June 30, 1996 1995 and 1994 and for the period from January 20, 1993 (the date of inception) through June 30, 1996
     Notes to Financial Statements




               INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedule I          Condensed Financial Information of the
                    Company as of and for the Years Ended June 30, 1996, 1995 and 1994

Schedule II Valuation and Qualifying Accounts as of and for the Years Ended June 30, 1996, 1995 and 1994


ARIZONA CHARLIE'S, INC.:

Schedule II Valuation and Qualifying Accounts as of and for the Years Ended June 30, 1996, 1995 and 1994

SUNSET COIN, INC.:

Schedule II Valuation and Qualifying Accounts as of and for the Years Ended June 30, 1996, 1995 and 1994


CAPITOL QUEEN & CASINO, INC.:

Schedule II Valuation and Qualifying Accounts as of and for the Years Ended June 30, 1996, 1995 and 1994


Schedules other than those listed above are omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes to the financial statements. Columns omitted from schedules filed have been omitted because the information is not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------



To the Board of Directors
Becker Gaming, Inc. and Subsidiaries


We have audited the consolidated financial statements and the financial statement schedules of Becker Gaming, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becker Gaming, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Becker Gaming, Inc. will continue as a going concern. As more fully described in Note 2, certain of the Company's principal subsidiaries are in default of debt covenants, resulting in the classification of such debt as currently payable. The Company and its subsidiaries do not have sufficient resources to repay the indebtedness on a current basis and management's plans are also described in
Note 2. These matters raise substantial doubt about the ability of the Company's principal subsidiaries (and thus, the Company) to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


Las Vegas, Nevada
August 9, 1996

================================================================================
                      BECKER GAMING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          As Of June 30, 1996 And 1995
                             (Dollars In Thousands)
================================================================================
                                     ASSETS
                                                            1996           1995
                                                         -------        -------
Current assets:
   Cash and cash equivalents .....................       $ 6,745        $ 6,657
   Restricted cash, in escrow account.............            40             40
   Trade and other accounts receivable............           626          1,088
   Current portion of receivables from
   related parties................................            33             33
   Inventories ...................................           729            852
   Prepaid expenses ..............................         1,244          1,318
   Current portion of notes receivable............           153            233
   Assets held for sale...........................         3,233             --
                                                         -------        -------
     Total current assets.........................        12,803         10,221
                                                         -------        -------
Property and equipment:
   Land improvements..............................         1,628          1,628

   Building and improvements......................        38,282         38,566
   Leasehold improvements.........................           983          1,098
   Furniture and equipment........................        27,773         27,927
                                                         -------        -------
                                                          68,666         69,219
   Less, accumulated depreciation.................       (19,078)       (16,648)
                                                         -------        -------
                                                          49,588         52,571


   Land ..........................................           208            208
                                                         -------        -------
       Net property and equipment.................        49,796         52,779
                                                         -------        -------
Other assets:

   Assets held for sale...........................         7,754         15,987
   Notes receivable, less
   current portion, net...........................           472            502
   Receivables from related parties,
   less current portion...........................           165            165
   Deposits and other.............................         1,375          1,411
   Financing costs, net...........................         3,112          3,721
                                                         -------        -------
       Total other assets.........................        12,878         21,786
                                                         -------        -------

       Total assets                                     $ 75,477        $84,786
                                                         =======        =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

                                                           1996            1995
                                                   ------------    ------------

Current liabilities:
  Trade accounts payable .......................        $ 1,761         $ 2,028
  Accrued expenses .............................          6,409           3,674
  Notes payable ................................            110             121
  Current portion of
   subordinated notes payable to
   stockholders ................................            800             800
  Current portion of long term debt ............            381             356
  Long-term debt classified as
   current due to default under
   covenants, net of unamortized
   original issue discount of
   $2,474 (1996)and $2,882 (1995) ..............         72,526          17,118
  Current portion of obligations under
  capital leases ...............................          1,960             865
                                                   ------------    ------------
        Total current liabilities ..............         83,947          24,962

Long-term debt, less current portion ...........          1,330          56,593
Subordinated notes payable to
  stockholders, less current portion ...........          8,000           8,000
Obligations under capital leases, less
current portion ................................            197           2,001
                                                   ------------    ------------
        Total liabilities ......................         93,474          91,556
                                                   ------------    ------------
Commitments and  contingencies

Stockholders'
equity (deficit):
  Common stock, $.01 par value, 20,000,000
    shares authorized, 10,000,000 shares
    issued outstanding .........................           100             100
  Preferred stock, $1 par value, 5,000,000
    shares authorized, none issued and
    outstanding ................................           --              --
  Additional paid-in capital ...................          9,006           9,006
  Retained earnings (deficit) ..................        (27,103)        (15,876)
                                                   ------------    ------------

        Total stockholders' equity (deficit) ...        (17,997)         (6,770)
                                                   ------------    ------------

        Total liabilities and
        stockholders' equity (deficit) .........       $ 75,477       $  84,786

                                                   ============    ============

The accompanying notes are integral part of these consolidated financial statements.
================================================================================
                      BECKER GAMING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars In Thousands, Except Per Share Data)
================================================================================

                                                        Year Ended June 30,
                                          --------------------------------------
                                                 1996         1995         1994
                                          -----------  -----------  -----------
Revenues:
   Gaming ..............................    $  62,377   $   56,773    $  47,303
   Food and beverage ...................       18,010       14,670       12,292
   Hotel ...............................        3,208        2,614        1,219
   Bowling .............................         --           --            251
   Gift shop ...........................          590          577          535
   Other ...............................        1,210          972          438
                                          -----------  -----------  -----------
       Gross revenues ..................       85,395       75,606       62,038
Less, promotional allowances ...........       (9,358)      (6,527)      (4,953)
                                          -----------  -----------  -----------
       Net revenues ....................       76,037       69,079       57,085
Operating expenses:
   Gaming ..............................       21,923       19,039       13,560
   Food and beverage ...................       16,787       14,318       12,535
   Hotel ...............................        1,413        1,377          714
   Bowling .............................         --           --            387
   Gift shop ...........................          475          450          458
   Advertising and promotion ...........        4,831        3,948        3,093
   General and administrative ..........       21,053       20,571       15,804
   Rent expense paid to  related party .          411          470          344
   Depreciation and amortization .......        4,402        4,439        3,856
                                          -----------  -----------  -----------
       Total operating expenses ........       71,295       64,612       50,751
                                          -----------  -----------  -----------
       Operating income ................        4,742        4,467        6,334
                                          -----------  -----------  -----------
Other income(expenses):
   Loss on disposal of assets ..........         (438)        --           --
   Abandonment losses and write-downs
     of assets  held for sale ..........       (4,503)        --           (492)
   Development costs ...................         (504)      (1,186)        --
   Interest income .....................          101        1,171        1,452
   Interest expense ....................      (10,584)     (12,698)      (9,673)
   Interest capitalized ................         --            676        1,143
   Other, net ..........................          (41)         (70)          10
                                          -----------  -----------  -----------
       Total other income (expense) ....      (15,969)     (12,107)      (7,560)
                                          -----------  -----------  -----------
       Income (loss) before income taxes
        and extraordinary item .........      (11,227)      (7,640)      (1,226)
Provision for income taxes .............         --           --           (340)
                                          -----------  -----------  -----------
       Income (loss) before
        extraordinary item .............      (11,227)      (7,640)      (1,566)
                                          -----------  -----------  -----------

   Extraordinary item-loss on early
    retirement of debt (no income
    tax benefit available) .............         --         (4,089)        --
                                          -----------  -----------  -----------

Net income (loss)
                                           $  (11,227)  $  (11,729)  $   (1,566)
                                          ===========  ===========  ===========

Net income (loss) per common share:
   Income (loss) before
    extraordinary item .................   $    (1.12)  $    (0.76)  $    (0.17)

   Extraordinary item-loss on
    early retirement of debt ...........         --          (0.41)        --
                                          -----------  -----------  -----------

Net income (loss) per share of
 common stock ..........................   $    (1.12)  $    (1.17)  $    (0.17)
                                          ===========  ===========  ===========

Weighted average common shares
 outstanding ...........................   10,000,000   10,000,000    9,509,956
                                          ===========  ===========  ===========

Pro forma data (reflecting
change in tax status
of subsidiaries):
       Income tax  benefit .............                             $      423
                                                                    ===========

       Net income (loss) ...............                             $     (803)
                                                                    ===========

       Net income (loss) per share
       of common stock .................                             $    (0.08)
                                                                    ============

The accompanying notes are integral part of these consolidated financial statements.
================================================================================
                      BECKER GAMING, INC. AND SUBSIDIARIES

            CONSOLIDATED  STATEMENT OF  STOCKHOLDER'S  EQUITY  (DEFICIT) For The
                Years Ended June 30, 1996, 1995 And 1994
                             (Dollars In Thousands)
================================================================================


                                                    Common Stock
                                             -------------------------
                                              Shares           Amount
                                              ----------   ----------


Balances, June  30, 1993 ..................    9,466,071       $ 95

Issuance of warrants to purchase common
   stock, net of issuance cost ............         --           --

Distributions to stockholders .............         --           --

Reclassification of undistributed earnings
   to additional paid-in capital upon
   termination of S corporation election ..         --           --

Contribution of land from Charlie's Land
   Company in connection with the
   Reorganization .........................      533,929           5
Forgiveness of receivable from Charlie's
   Land Company in connection with the
   Reorganization .........................         --           --

Net loss ..................................         --           --
                                              ----------   ----------

Balances, June 30, 1994 ...................   10,000,000          100

Net loss ..................................         --           --
                                              ----------   ----------

Balances, June 30, 1995 ...................   10,000,000          100

Net loss ..................................         --           --
                                              ----------   ----------

Balances, June 30, 1996 ...................   10,000,000   $      100
                                              ==========   ==========



                                                            Preferred Stock
                                                  ------------------------------
                                                                 Shares   Amount
                                                              ------   -----


Balances, June  30, 1993 ..................................     --     $--

Issuance of warrants to purchase common
   stock, net of issuance cost ............................     --      --

Distributions to stockholders .............................     --      --

Reclassification of undistributed earnings
   to additional paid-in capital upon
   termination of S corporation election ..................     --      --

Contribution of land from Charlie's Land
   Company in connection with the
   Reorganization .........................................     --      --

Forgiveness of receivable from Charlie's
   Land Company in connection with the
   Reorganization .........................................     --      --

Net loss ..................................................     --      --
                                                              ------   -----

Balances, June 30, 1994 ...................................     --      --

Net loss ..................................................     --      --
                                                             ------   -----

Balances, June 30, 1995 ...................................     --      --

Net loss ..................................................     --      --
                                                              ------   -----

Balances, June 30, 1996 ...................................     --     $--
                                                              ======   =====




                                                 Additional   Retained
                                                   Paid-In    Earnings
                                                   Capital    (Deficit)   Total
                                                 ----------  ---------- --------


Balances, June  30, 1993 ....................   $ 1,722      $ 7,757     $ 9574

Issuance of warrants to purchase common
   stock, net of issuance cost ..............     7,005         --        7,005

Distributions to stockholders ...............      --         (9,533)    (9,533)

Reclassification of undistributed earnings
   to additional paid-in capital upon
   termination of S corporation election ....       805         (805)      --

Contribution of land from Charlie's Land
   Company in connection with the
   Reorganization ...........................       203         --          208

Forgiveness of receivable from Charlie's
   Land Company in connection with the
   Reorganization ...........................      (729)        --         (729)

Net loss ....................................      --         (1,566)    (1,566)
                                                           ---------   --------
Balances, June 30, 1994 .....................     9,006       (4,147)     4,959

Net loss ....................................      --        (11,729)   (11,729)
                                                           ---------   --------

Balances, June 30, 1995 .....................     9,006      (15,876)    (6,770)

Net loss ....................................      --        (11,227)   (11,227)
                                                           ---------   --------

Balances, June 30, 1996 .....................  $  9,006    $ (27,103)  $(17,997)
                                             ==========    ==========   ========

The accompanying notes are integral part of these consolidated financial statements.
================================================================================
                      BECKER GAMING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
================================================================================

                                                         Year Ended June 30,
                                              ----------------------------------
                                                      1996       1995      1994
                                                     -----      -----     -----
Cash flows from operating activities:
   Net (loss) income ..........................   $(11,227)  $(11,729) $ (1,566)
                                                  --------   --------  --------
Adjustments  to reconcile  net (loss)
income to net cash  provided by (used in)
 operating activities:
    Depreciation and amortization .............      4,402      4,439     3,856
    Amortization of original issue
     discount and other .......................        408        834       991
    Provision for losses on receivables .......         44         44      --
    Write-downs of assets held for sale .......      4,942       --        --
    Net (gain) loss on sale of equipment ......        119         87       (10)
    Abandonment loss ..........................       --         --         492
    Loss on early retirement of debt ..........       --        4,089      --

(Increase) decrease in operating assets:
    Receivables ...............................        159       (646)       82
    Receivables from related parties ..........       --          135       (62)
    Inventories ...............................        123       (158)       25
    Prepaid expenses ..........................        333       (363)      442
    Deposits and other assets .................        (86)      (146)     --

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for
     capital expenditures .....................        (54)       169     1,063
    Accrued expenses ..........................      2,766        407     1,519
                                                  --------   --------  --------
        Total adjustments .....................     13,156      8,891     8,398
                                                  --------   --------  --------
        Net cash provided by (used in)
        operating activities ..................      1,929     (2,838)    6,832
                                                  --------   --------  --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..............       (544)   (27,382)  (22,945)
  Proceeds from sale of equipment .............         37        792       475
  Net (additions to) reductions in
   restricted cash equivalents ................       --       51,001   (51,041)
  Issuance of note receivable .................       --          (33)     (321)
  Payments of notes receivable ................        104        243       468
  Increase in deposits and other assets .......       (113)       (36)     (238)
                                                  --------   --------  --------
      Net cash provided by (used in)
      investing activities ....................       (516)    24,585   (73,602)
                                                  --------   --------  --------

Cash flows from financing activities:
  Proceeds from borrowing under note payable ..        109        738        16
  Payments under notes payable ................       (625)   (20,676)     (530)
  Payments under capital lease obligations ....       (809)    (1,607)   (1,011)
  Payments under development agreements .......       --         --         (92)
  Proceeds from issuance of First
   Mortgage Notes, net of financing cost ......       --         --      81,771
  Payments under long-term debt ...............       --         --     (17,219)
  Proceeds from issuance of subordinated
   notes payable to stockholders ..............       --         --       8,800
  Distributions to stockholders ...............       --         --      (9,533)
  Proceeds from issuance of warrants of
   purchase common stock, net of issuance costs       --         --       7,005
  Payments on mortgage indebtedness associated
   with land contributed by related party .....       --         --        (729)
                                                  --------   --------  --------
      Net cash (used in) provided by
      financing activities ....................     (1,325)   (21,545)   68,478
                                                  --------   --------  --------
      Net increase in cash and cash
      equivalents .............................         88        202     1,708
  Cash and cash equivalents, beginning
   of year ....................................      6,657      6,455     4,747
                                                  --------   --------  --------
 Cash and cash equivalents, end of year
                                                  $  6,745   $  6,657  $  6,455
                                                  ========   ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

- --------------------------------------------------------------------------------
                      BECKER GAMING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

     1.   Summary Of Significant Accounting Policies:

     Basis Of Presentation
     ---------------------

     Becker Gaming, Inc. ("Becker Gaming" or the "Company") was incorporated on June 24, 1993 for the purpose of serving as a holding company for the following entities:

     o Arizona Charlie's, Inc. ("AC"), a Nevada corporation which operates a Las Vegas hotel and casino.

     o Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation in the development stage of construction of a riverboat casino in Jefferson City, Missouri (the "Capitol Queen"). CQC currently has no significant operations other than to market and sell its riverboat and other assets..

     o Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     o Becker Gaming Group ("BGG"), a Nevada corporation which (together with its wholly owned subsidiary, Innerout, Inc.) owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

     In November 1993, the Company issued 2,989,537 shares of common stock for all of the outstanding common stock of CQC. At the time of the transaction, CQC was wholly owned and controlled by the stockholders of the Company.

     On June 1, 1994, the stockholders of AC, SC and BGG (collectively, the "Nevada Gaming Entities") exchanged all of their stock for 6,476,534 shares of Becker Gaming stock. This transaction was a part of a corporate reorganization (the "Reorganization") which had been contemplated in connection with the private placement debt financing, which is further discussed in Note 9.

     Each of the above transactions was accounted for at historical cost in a manner similar to a pooling of interests since they involved the combination of entities under common control. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the combination to include the financial positions, results of operations and cash flows of CQC and the Nevada Gaming Entities. Adjustments have been made to the Company's consolidated financial statements to eliminate the impact of intercompany transactions which occurred prior to the combination.


     Principles Of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Revenue
     -------

     In accordance with industry practice, AC and BGG recognize as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

     The primary source of gaming revenue for SC is from slot route participation agreements with unaffiliated locations in which SC recognizes as slot revenue a predetermined percentage (operator's share) of the net win from SC-owned machines at the slot locations. In accordance with industry practice, net win from slot activities consists of the slot drop less jackpots and fills. The percentage of the net win that SC and the slot locations receive is determined by individual participation agreements between the parties.

     In  addition,   SC  also  generates   gaming  revenue  under  slot  service
     agreements. Under the agreements, SC receives a fixed fee and certain cost reimbursements in exchange for maintaining proprietor-owned slot machines.

     SC's participation agreements and slot service agreements range between 1 and 9 years in length and expire, subject to renewal, at various dates through 2003. At June 30, 1996, approximately 254 (90%) of the machines operated or serviced by SC were installed at unaffiliated locations controlled by the stockholders of BGI (as lessor), through restrictive lease provisions.

     Gaming revenues from slot route and service agreements at locations controlled by the stockholders of BGI amounted to $2,370,000, $2,331,000
     and  $2,333,000  in  the  years  ended  June  30,  1996,   1995  and  1994,
     respectively.

     Promotional Allowances
     ----------------------

     The retail value of hotel accommodations, food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations, as follows:

                                                Years Ended June 30,
                                          1996             1995             1994
                                          ----             ----             ----
Hotel .......................       $  261,000       $  164,000       $  119,000
Food and Beverage ...........        4,833,000        3,813,000        3,410,000
                                     ---------        ---------        ---------

                                    $5,094,000       $3,977,000       $3,529,000
                                    ==========       ==========       ==========


     Cash Equivalents And Concentration Of Credit Risk
     -------------------------------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

     Inventories
     -----------

     Inventories are valued at the lower of cost (first-in, first-out) or market.

     Property And Equipment
     ----------------------

     Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to income, as appropriate.

     Building, building improvements, leasehold improvements and land improvements are depreciated using the straight-line method over the lesser of the estimated useful lives of 5 to 40 years or the lease term. Furniture and equipment are depreciated using straight-line and declining balance methods over estimated useful lives of 5 to 10 years.


     Preopening Costs
     ----------------

     Certain preopening costs, consisting principally of personnel costs, training and other costs directly associated with the opening of new hotel-casino or significant expansions of the existing hotel-casino are being capitalized and will be charged to expense over a period not to exceed one year following the commencement of related operations. During the years ended June 30, 1996, 1995 and 1994, the Company capitalized $-0-, $31,000 and $70,000 respectively, of preopening costs.

     Financing Costs
     ---------------

     Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

     Federal Income Taxes
     --------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted SFAS 109 in 1994. The impact of adoption was not material to the Company's financial position or results of operations.

     Prior to January 1, 1994, AC, SC and BGG were taxed under Section 1362 (Subchapter S) of the Internal Revenue Code which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportionate share of a company's taxable income or loss. Therefore, these financial statements do not include any provision or liability for corporate income taxes for the periods prior to December 31, 1993 for those subsidiaries. Effective January 1, 1994 AC, SC & BGG terminated their S corporation elections and adopted SFAS 109. The adoption of SFAS 109 by these subsidiaries was not material to the Company's financial position or results of operations.

     In connection with the Reorganization described above, beginning June 1, 1994, AC, SC and BGG are included in the consolidated federal income tax returns filed by BGI. Their tax allocations are based on the amount of tax they would incur if they filed separate returns, except they do not receive any benefit from carrybacks to prior years.

     Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents were not included in the computation of loss per common share for the years ended June 30, 1996, 1995 and 1994 as their effect would have been antidilutive.

     Pro Forma Information
     ---------------------

     The consolidated pro forma provision for income taxes for the years ended June 30, 1994 and the related pro forma net income and pro forma net income per share of common stock, reflect adjustments to income taxes assuming that the termination of S corporation status of the Company's subsidiaries (AC, SC and BGG) occurred as of July 1, 1993.

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters more fully described in Notes 2 and 3.

2.   Missouri   Gaming   License,  Default  Under   Indebtedness,
     Management's Plans, and Going Concern:

     CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

     CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the indenture governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The first step repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and $1,200,000 on May 15, 1996 and AC (which has guaranteed the CQC Notes as more fully described in Note 9) did not have available funds to advance on behalf of CQC. AC is also in default of certain covenants under its indebtedness (the "AC Notes", as more fully described in Note 9). AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described in Note 9) to repay the AC Notes on a current basis and satisfy its guarantee obligation with respect to the CQC Notes.

     In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri Gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the December 31, 1995 expiration date passed. As more fully described in Note 3, a further write-down in the carrying value of the riverboat was recognized in the fourth quarter of 1996, after the election in Jefferson City, the expiration of the Aerie contract, and due to deteriorating market conditions.

     CQC continues to market its riverboat assets to prospective buyers and Management of the Company, AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of the Company's principal subsidiaries (and, thus the Company) to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3.   Construction Project And Related Contingencies:

     Capitol Queen Project
     ---------------------

     The Capitol Queen project, as originally contemplated by CQC, was to include the riverboat, dockside facilities, restaurants and related ancillary facilities to be built on land acquired by the Company in July 1993. As a result of the decision to abandon the project, all costs associated with the design and development of the facilities were written-off in the fourth quarter of the Company's 1994 fiscal year, with the exception of the historical cost of the land and related dredging.

     The Company had contracted with shipbuilder to construct the Capitol Queen riverboat. The total cost of the riverboat was $11,892,000, including construction period interest and other costs. During the fourth quarter of the year ended June 30, 1996, based on deteriorating market conditions after the expiration of the Aerie contract, the Company recognized a loss of $4,392,000 and wrote-down the carrying value of the riverboat to $7,500,000. Such revised carrying value represents management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

     Jefferson City Development Agreement
     ------------------------------------

     CQC acquired the franchise rights to operate the Capitol Queen under a development agreement with the City of Jefferson City, Missouri (the "Development Agreement"), beginning September 1, 1993 for a period of seven years. CQC's rights and obligations under the Development Agreement were contingent upon receiving a gaming license which, until the occurrence of the events described in Note 2, management believed was probable.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as matter of law the 1995 election does not affect the validity of the Development Agreement. However, to avoid the cost and uncertainty of litigation, CQC and Jefferson City in June 1996 entered into an agreement pursuant to which the Development Agreement was rescinded and Jefferson City refunded $300,000 of the $400,000 CQC had originally paid to the City under the Development Agreement.


     Other Development Agreements
     ----------------------------

     As discussed below, the Company and CQC have each entered into additional agreements in connection with the development of the Capitol Queen project, which have been terminated as a result of the decision by the Missouri Gaming Commission.

     In January 1993, prior to incorporation, the stockholders of CQC agreed that, upon being licensed in Missouri to own and operate the Capitol Queen, CQC would issue shares of its common stock to three individuals who assisted the then existing stockholders of CQC in obtaining the rights to develop the Capitol Queen (the "CQC Stock Agreement"). The aggregate amount of stock subject to the CQC Stock Agreement represents 5.25% of the outstanding common stock of CQC, and was subject to increase to 8.25% if a convention center required under the Development Agreement was not constructed on land controlled by the parties to the CQC Stock Agreement. CQC has the option to repurchase any or all of such stock, except for 25% held by one individual, for a period of three years from their issuance at an aggregate purchase price equal to $750,000 ($1,200,000 if the additional shares were issued). In addition to the above requirements of the CQC Stock Agreement, CQC also agreed to pay a lump-sum fee of $350,000 to two of the above individuals after receiving a license and the commencement of operations of the Capitol Queen.

     At the time CQC was  awarded  the  Development  Agreement,  and  until  the occurrence of the events described in Note 2, management believed it was probable it would receive a gaming license in Missouri. Accordingly, to reflect the CQC Stock Agreement, the Company recorded a minority interest in subsidiary subscribed of $788,000 (using the $750,000 value described above for 5.0% of the stock to determine the value of the remaining 25% interest), recorded amounts payable under the agreement for $350,000 and recorded a corresponding total charge of $1,138,000 to development costs, to be amortized over the life of the Development Agreement. As a result of the decision by the Missouri Gaming Commission and the abandonment of the Capitol Queen project, management believes that it has been relieved of these obligations. Accordingly, the subscribed stock, the $350,000 liability and the related deferred costs (net of amortization from September 1, 1993 to June 30, 1994) were written-off in the fourth quarter of fiscal 1994.

     In September 1993, Becker Gaming agreed that it would repurchase certain rights to acquire equity in CQC (the "Repurchase Agreement") which it had previously granted to various parties (the "Sellers"). The Sellers assisted Becker Gaming and CQC, through the Becker Gaming stockholders, in obtaining the approval to develop, own and operate the Capitol Queen in Jefferson City. Under the terms of the Repurchase Agreement, Becker Gaming agreed to pay the Sellers an aggregate amount of $5,925,000, payable in installments through July 1, 1997 and bearing interest at 10% per annum from the date the Capitol Queen opens for business. Becker Gaming also agreed that if prior to maturity, the Company proposed to sell any of its common stock in an underwritten public offering, the Sellers may accept registered shares in lieu of the payments required based on the public offering price of such shares (less any underwriters' discount) subject to certain underwriter limitations.

     The Repurchase Agreement provided that in the event the development, ownership or operation of a riverboat gaming business in Jefferson City becomes unlawful or CQC is declined a gaming license, the Repurchase Agreement becomes null and void. At the time Becker Gaming entered the Repurchase Agreement, and until the occurrence of the events described in
     Note 2, the Company believed it was probable it would receive a gaming license in Missouri. Accordingly, the Company recorded a liability under the Repurchase Agreement and the related present value of the costs to the Sellers of $5,232,000 was recorded as deferred development costs to be amortized over the life of the Development Agreement.

     As a result of the decision by the Missouri Gaming Commission and the abandonment of the Capitol Queen project, Becker Gaming believes that it has been relieved of its obligations under the Repurchase Agreement. Accordingly, the liability to the Sellers and the related deferred costs (net of amortization from September 1, 1993 to June 30, 1994) were written-off in the fourth quarter of fiscal 1994.

     In addition to the above, in the fourth quarter of fiscal 1994, CQC wrote-off other previously capitalized expenditures of $1,375,000 and wrote-off capitalized preopening expenses of $340,000 associated with the development of the Capitol Queen project.


4.   Related-Party Transactions:

     In anticipation of the January 1, 1994 termination of the S corporation elections by AC, BGG and SC, on December 24, 1993 AC, BGG and SC distributed $5,000,000, $800,000 and $3,000,000, respectively, to their stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to AC, BGG and SC by the stockholders in the form of subordinated notes payable. The AC and SC notes bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001. The BGG notes bear interest at an annual rate of 10%, payable monthly with the entire principal amount due in December 1996. Prior to the transaction, the Company borrowed funds from its stockholders as described in Note 9. Interest expense incurred under stockholder notes was $898,000, $887,000, and $456,000 for the years ended June 30, 1996, 1995 and 1994, respectively. The Company also has various receivables from its stockholders, totaling $198,000 at June 30, 1996 and 1995. The receivables are unsecured and bear interest at a rate of 4.5% per annum.

     As part of the Reorganization, in June 1994, the stockholders also caused the ownership of the land underlying AC's hotel and casino facilities to be transferred to the Company from Charlie's Land Company ("CLC"), an entity also owned by the Becker Gaming stockholders. The land was first conveyed to Becker Gaming by CLC in exchange for 533,929 shares of Becker Gaming stock and then contributed by Becker Gaming to AC. The Company has valued the stock issued to CLC using the BGI stockholders' historical basis of the land ($208,000), due to the related party nature of the transaction. Concurrent with the contribution of the CLC land, the Company forgave $729,000 due from CLC which arose when AC paid-off CLC's mortgage on the land in contemplation of the Reorganization. The forgiveness of indebtedness from CLC has been reflected as a distribution to the stockholders in the 1994 financial statements.

     The Company's subsidiary BGG has a number of leases of land on which certain of its operations are located. These leases are with companies related to Becker Gaming through common ownership. Total rental expense under these leases amounted to $437,000, $314,000 and $229,000 for the years ended June 30, 1996, 1995 and 1994, respectively.


     Charleston Heights Shopping Center ("CHSC") an entity also owned by the Becker Gaming stockholders, owns the land on which certain of the Company's administrative offices are located and, prior to the Reorganization, CLC owned the land on which AC's operations are located. Rent expense paid to CHSC and CLC and included in results of operations of the Company was $217,000, $191,000 and $343,000 for the years ended June 30, 1996, 1995 and
     1994, respectively. The rental fees include the cost of insurance, taxes and common area maintenance on the land.

     The Company's president operates a sole proprietorship under the name "Becker Vending" which places arcade, cigarette, music and other vending machines at AC and SC and BGG locations. The Company provides nominal collection and accounting services to Becker Vending in connection with these machines. The Company does not receive any rental fee or other payment from Becker Vending in connection with these agreements. Becker Vending retains all amounts deposited in its vending machines. Becker Vending also sells to AC cigarettes, candy and similar items for resale in the AC gift shop.

5.   Supplemental Cash Flow Information:

     The following are supplemental disclosures of cash flow information for the years ended June 30, 1996, 1995 and 1994:

                                          1996             1995             1994
                                   -----------      -----------      -----------
Interest paid, net of
  amounts capitalized .......      $ 7,922,000      $12,005,000      $ 6,096,000
                                   ===========      ===========      ===========

Income taxes paid ...........      $                $   338,000      $   340,000
                                   ===========      ===========      ===========

Capitalize lease
  obligations incurred ......      $   166,000      $   222,000      $ 3,694,000
                                   ===========      ===========      ===========


6.   Notes Receivable:

     Notes receivable consist of loans to various proprietors who have entered into slot route agreements with SC. Such loans are primarily used to finance long-term facility improvements to the slot locations, are collateralized by related assets of the proprietors' facilities, bear interest at rates up to prime plus 2.5%, and are due in varying weekly or monthly installments through 2003.

7.   Accrued Expenses:

     Major classes of accrued expenses consist of the following as of June 30, 1996 and 1995:

                                                         1996              1995
                                                    ----------        ----------
Wages payable and salaries .................        $1,100,000        $  769,000
Accrued vacation ...........................           306,000           255,000
Group insurance ............................           352,000           300,000
Gaming taxes ...............................           250,000           273,000
Payroll and other taxes ....................           405,000           445,000
Progressive slot liability .................           100,000           102,000
Accrued interest (including
  past-due interest of CQC
  in the amount of $2,400,000) .............         3,354,000         1,374,000
Other accrued expenses .....................           542,000           156,000
                                                    ----------        ----------

                                                    $6,409,000        $3,674,000
                                                    ==========        ==========



8.   Notes Payable:

     Notes   payable  as  of  June  30,  1996  and  1995   consist  of  a  5.96%
     uncollateralized note payable in monthly installments of $22,532, including interest, through January 1997.



9.   Long-Term Debt:

     Long-term debt consists of the following as of June 30, 1996 and 1995:

                                                        1996            1995
                                                 ------------    ------------
12% First  Mortgage  Notes Due November 15, 2000 (the "AC Notes") with  interest payable semi-annually, collateralized by the assets of AC and
 guaranteed by SC (A) ....................       $ 55,000,000    $ 55,000,000

12% First  Mortgage Notes Due November 15, 2000 (the "CQC  Notes")with  interest payable  semi-annually,  collateralized  by the assets of CQC and guaranteed by
 AC, less unamortized original issue discount of $2,474,000 (1996)
 and $2,882,000 (1995)(A) ....................     17,526,000      17,118,000

Prime plus 1.5%, $1.5 million  revolving line of credit  available  through June
 1994,  (line expired and not renewed);  amounts  outstanding  under the line of credit at June 30, 1994 were converted to a term note payable with interest and principal due monthly through June 1998,  collaterlized by substantially all of the assets of SC and personal
 guarantees of the Company's stockholders ....        113,000         199,000

Prime plus 1.5%,  term note payable  with  interest  and  principal  due monthly through  January 1, 2001  collateralized  by Security  agreement dated July 15,
 1994 and a right to lien without notice all property and deposit accounts of SC
 Borrowings were made under a $1.2 million non-revolving line of
 credit agreement of SC (B) ..................        162,000         214,000

Prime plus 2.0%,  term note payable  with  interest  and  principal  due monthly through April 23, 2000  collaterlized  by a security  agreement  dated July 15,
 1994 and right to lien without notice all property and deposits accounts of SC.
 Borrowings were made under a $1.2 million non-revolving line credit
 agreement of SC (B) .........................        262,000         331,000

Prime plus 2.0%,  term note payable  with  interest  and  principal  due monthly through May 9, 2000  collaterlized by a security  agreement dated July 15, 1994 and right to lien without  notice all  property  and  deposits  accounts of SC.
 Borrowings were made under a $1.2 million non-revolving line credit
 agreement of SC (B) .........................        119,000         147,000

Prime plus 1.5%,  term note payable  with  interest  and  principal  due monthly through April 10, 2001,  collateralized by security  agreement dated October 2,
 1995 and a right to lien without  notice all  property and deposit  accounts of
 SC. Borrowings made under a $1.2 million non-revolving line of
 credit agreement of SC (B) ..................        102,000            --

Prime  plus  1.6% note  payable,  due in  monthly  installments  of $7,450  plus interest through April 2004,  collateralized  by the assets of the stockholders of the Company and
 substantially all assets owned by BGG .......        930,000       1,030,000

Other notes payable ..........................         23,000          28,000
                                                 ------------    ------------

                                                   74,237,000      74,067,000
  Less current portion (including
   the CQC and AC Notes which have
   been classified as current) ...............    (72,907,000)    (17,474,000)
                                                 ------------    ------------

                                                 $  1,330,000    $ 56,593,000
                                                 ============    ============


(A) On November 18, 1993, CQC completed a private placement debt financing of the CQC Notes. The offering generated net proceeds of approximately $30,666,000 (after deducting original issue discount of $7,500,000 and debt issue costs). Interest on the CQC Notes is payable semiannually and the CQC Notes mature on November 15, 2000.

     The CQC Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected) and are collateralized by a first mortgage on substantially all of the assets of the Capitol Queen project. The CQC Notes have been classified as currently payable at June 30, 1996 and 1995 due to anticipated acceleration upon default and management's plans to negotiate a payoff of the indebtedness, as more fully described in Note 2. The Company incurred an extraordinary loss of $4,089,000 in 1995 reflecting a $200,000 premium paid to retire $20,000,000 principal amount of the debt and the write-off of related, unamortized original issue discount and financing costs in the aggregate of $3,889,000.

     Also on November 18, 1993, AC completed a private placement debt financing of the AC Notes. The offering generated net proceeds of approximately $33,684,000 (after deducting debt issue costs and approximately $16,924,000 and $497,000 used to repay principal and interest, respectively, to a bank which was due and payable). Interest on the AC Notes is payable semiannually and the AC Notes mature on November 15, 2000. The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion, which management believes has been satisfied, and the attainment of a fixed-coverage ratio by AC of 2.25 to 1, following the completion of the expansion, which has not been satisfied) and are collateralized by a first mortgage on substantially all of the assets of AC, including the Expansion.

     As of June 30, 1996, AC is in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture, and (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture. Such advances remain outstanding at June 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement, defined in the AC Indenture. Under the terms of the Indenture, AC is technically required to offer to buy back $11,000,000 of the outstanding AC Notes at June 30, 1996 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. AC has not made such offer and does not intend to do so while the discussion's with the Bondholder Committee are in process. As a result of these defaults under covenants, the AC Notes have been classified as currently payable in the accompanying financial statements. Management's plans are more fully described in Note 2.

     Concurrent with the placement of the CQC and AC Notes, Becker Gaming sold warrants (the "Warrants") exercisable for 2,500,000 shares of Becker Gaming common stock for net proceeds of $7,005,000 (after deducting issuance costs). The gross proceeds from the sale of the Warrants of $7,500,000 were contributed to CQC. The Warrants are exercisable at June 30, 1994 and continue to be exercisable up to and including November 15, 2000. The exercise price of $.01 per warrant and the number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment in certain circumstances.

     The Indenture governing the CQC Notes (the "CQC Indenture") limits the use of the net proceeds from the offering and the sale of the Warrants to fund the cost of the development and construction of the Capitol Queen project. The proceeds were placed in escrow with a trustee pending draws for qualifying project expenditures. As more fully explained in Note 2, certain of the proceeds were used in January 1995 in connection with the first step of the plan to repay the CQC Notes. The CQC Notes are not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the Indenture. CQC has the option to redeem the CQC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, Becker Gaming consummates an initial public offering of its common stock, CQC may also redeem the CQC Notes, at a premium of 108%.

     The CQC Indenture contains covenants that, among other things, limit the ability of CQC and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness. At June 30, 1996, CQC had a net deficit of approximately $14,000,000.

     The indenture governing the AC Notes (the "AC Indenture") limits the use of the net proceeds from the offering to fund the cost of the Expansion. The proceeds were placed in escrow with a trustee pending drawdowns for qualifying project expenditures. The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain asset sales, all as defined in the AC Indenture. AC has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

     The AC Indenture contains covenants that, among other things, limit the ability of AC and, in certain cases, SC, to pay dividends or management fees, or incur additional indebtedness. At June 30, 1996 approximately $1,500,000 of SC net assets were restricted by such Indenture covenants; AC had a net deficit of approximately $9,500,000 at June 30, 1996. The AC Indenture also requires the Expansion to be completed in a specified manner and time frame, which management believes has been achieved.

(B) In July 1994 SC entered into an agreement with a bank for a $1.2 million non-revolving line of credit. Each advance was evidenced by a separate promissory note with a maturity date not exceeding 66 months from the date of the respective advance. SC was able to request advances through October 28, 1995 at which time SC's right to receive advances under the agreement was terminated until the defaults under other indebtedness are cured. Advances under the agreement bear
     interest  at  rates ranging              from 1.5%  to  2.0%
     plus the bank's prime rate. The $1.2 million non-revolving line of credit includes an acceleration clause which would cause the full amount of the obligation to become due on demand if a material adverse change occurs in SC's financial condition, business operations or ownership or management.



     Maturities of long-term debt at June 30, 1996 (including the CQC Notes and AC Notes which have been classified as current) are as follows:


      1997              $72,907,000
      1998                  312,000
      1999                  278,000
      2000                  216,000
      2001                  102,000
Thereafter                  422,000
                        -----------
                        $74,237,000
                        ===========


10.  Income Taxes:

     The components of the income tax provision for the years ended June 30, 1996, 1995 and 1994, net of extraordinary items, are summarized as follows:


                                                  1996          1995        1994
                                                  ----          ----        ----
Current:
   Federal .............................    $     --      $     --      $340,000

Deferred:
   Federal .............................          --            --          --
                                               ------        ------      ------

        Total income tax provision .....    $     --      $     --      $340,000
                                               ======        ======     ========



     The components included in determining the provision for income taxes for the years ended June 30, 1996, 1995 and 1994, net of extraordinary items, are shown below:

                                               1996           1995         1994
                                               ----           ----         ----
Tax provision (benefit) at federal
 income tax statutory rate ...........  $(3,817,000)   $(2,598,000) $  (417,000)

Income tax liability borne by
 stockholders during period of S
 corporation status ..................         --             --       (866,000)

Increase (decrease) in taxes resulting from:
 Unrecognized tax benefit from net
  operating losses ...................    3,677,000      2,525,000    1,418,000
 Future deductible amounts arising
  from abandonment of assets .........         --             --        175,000
 Other ...............................      140,000         73,000       30,000
                                            -------         ------       ------

 Income tax provision ................  $      --      $      --    $   340,000
                                            =======        =======  ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of June 30, 1996 and 1995 were as follows:

                                                       1996           1995
                                                       ----           ----
Liabilities:
Depreciation ................................   $   863,000    $   221,000

Assets:

Federal net operating loss carryforwards ....     7,320,000      5,564,000
Accrued interest expense ....................       918,000           --
Valuation allowances for assets held for sale     1,643,000           --
Bad debt expense ............................        30,000           --
Other .......................................          --             --
                                                  ---------      ---------
    Total deferred tax assets ...............     9,911,000      5,564,000
                                                  ---------      ---------

Valuation allowance .........................    (9,048,000)    (5,343,000)
                                                 ----------     ----------

    Net deferred taxes ......................   $      --      $      --
                                                 ----------     ----------

   As of June 30, 1996 the Company had a federal net operating loss carryforward of approximately $21,529,000 which expires between 2009 and 2011.


11.  Leases And Commitments:

     The Company has entered into capital lease agreements whereby the Company leases various equipment under three-, five-, seven-, and ten-year leases which expire at various dates through 2000.


     Property and equipment includes the following property leased under capital leases as of June 30, 1996 and 1995:

                                              1996                1995
                                       -----------         -----------
Equipment ...................          $ 4,201,000         $ 4,969,000
Less accumulated depreciation             (672,000)           (643,000)
                                       -----------         -----------

                                       $ 3,529,000         $ 4,326,000
                                       ===========         ===========


     The Company also leases various other equipment under operating leases which expire in varying years through 2001.

     The Company leases office space under a 10-year operating lease, which expires in 1998, from CHSC, as more fully described in Note 4.

     Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1996 (refer to Note 13 regarding pay-off of a portion of the obligation subsequent to June 30, 1996):

                                       Capital Leases    Operating Leases
                                       --------------    ----------------
1997                                    $2,073,000        $  773,000
1998                                       129,000           718,000
1999                                        53,000           379,000
2000                                        17,000           302,000
2001                                          --             301,000
Thereafter ........................            --           1,274,000
                                          ---------         ---------

Total minimum lease payments ......      $2,272,000        $3,747,000
                                         ==========        ==========


  Less amount representing interest         115,000

   Present value of net
    minimum lease payments ........       2,157,000

  Less current portion ............       1,960,000

  Obligations under capital lease .      $  197,000
                                         ==========

     The total rental expense included in operations for operating leases during the years ended June 30, 1996, 1995 and 1994 was $694,000, $617,000 and
     $792,000, respectively.


12.  Contingencies:

     The Company is subject to various litigation and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the disposition of all such pending litigation and claims will not have a material effect on the Company's results of operations, cash flows, or financial position.

13.  Defined Contribution Plan:

     The Company has adopted a 401(k) Defined Contribution Plan (the "Plan") covering substantially all of its employees. Eligible employees may contribute up to 10% of their annual compensation to the Plan, up to certain limits prescribed by the Internal Revenue Service. The Company matches 25% of each eligible employee's contributions up to a maximum of 6% of their individual earnings. In addition, the Company contributes an amount equal to 2% of each participant's earnings. The Plan went into effect July 1, 1990.

     The Company recorded charges for contributions of $560,000, $449,000 and $405,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

14.  Fair Value of Financial Instruments:

     The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable approximate their respective fair values due to the short-term maturities and approximate market interest rates of these instruments.

     Management is unable to determine a fair value for the outstanding $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 of Arizona Charlie's, Inc. (the "AC Notes") or the outstanding $20,000,000 principal amount ($17,526,000 carrying amount at June 30, 1996) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"). It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of the AC Notes and CQC Notes, as more fully discussed in Note 2.

15.  Subsequent Event:

     On July 26, 1996, the Company sold its corporate aircraft for net proceeds of approximately $3,200,000 and retired a related obligation under capital lease of approximately $1,800,000. During the fourth quarter of the year ended June 30, 1996, the Company recognized a write-down in the carrying value of the aircraft of approximately $440,000 based upon the difference between the carrying value and the contracted sales price. The aircraft is classified as an asset held for sale at June 30, 1996 in the accompanying financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------

To the Board of Directors
Arizona Charlie's, Inc.


We have audited the financial statements and the financial statement schedule of Arizona Charlie's, Inc. (a wholly owned subsidiary of Becker Gaming, Inc.) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Charlie's, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Arizona Charlie's, Inc. ("AC") will continue as a going concern. As more fully described in Note 2, AC is in default of debt covenants, resulting in the classification of such debt as currently payable. AC is also obligated as a guarantor under indebtedness of an affiliated company, and such indebtedness is also in default. AC does not have sufficient resources to repay the indebtedness or honor its guarantee on a current basis and management's plans are also described in Note
2. These matters raise substantial doubt about the ability of Arizona Charlie's, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Arizona Charlie's, Inc. do not include any adjustment that might result from the outcome of this uncertainty.





Las Vegas, Nevada
August 9, 1996

================================================================================
                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                  BALANCE SHEET
                          As Of June 30, 1996 and 1995
                             (Dollars In Thousands)
                                   ----------
================================================================================


                                     ASSETS

                                                           1996            1995
                                                       --------        --------
Current assets:

   Cash and cash equivalents....................       $  4,591        $  5,404
   Restricted cash, in escrow account...........             10              10
   Trade and other accounts receivable..........            473             658
   Receivable from related parties..............          1,539             820
   Notes receivable from related party..........             --           4,416
   Inventories .................................            575             661
   Prepaid expenses ............................          1,118           1,162
                                                       --------        --------
      Total current assets......................          8,306          13,131
                                                       --------        --------
Property and equipment:
   Building and improvements ...................         37,488          37,485
   Furniture and equipment......................         22,575          22,609
   Land improvements ...........................          1,628           1,628
                                                       --------        --------
                                                         61,691          61,722
   Less, accumulated depreciation ..............        (16,218)        (13,572)
                                                       --------        --------
                                                         45,473          48,150
   Land ........................................            208             208
                                                       --------        --------
        Net property and equipment..............         45,681          48,358
                                                       --------        --------
Other assets:
   Receivable from related party, noncurrent....            987             240
   Deposits and other ..........................            460             551
   Notes receivable from related party .........           --             4,416
   Financing costs, less accumulated
     amortization of $1,366 (1996)
     and $880 (1995)                                      2,507           2,993
                                                       --------        --------

        Total other assets......................          8,370           3,784
                                                       --------        --------

        Total assets ...........................       $ 62,357        $ 65,273
                                                       ========        ========



            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                          1996             1995
                                                      --------         --------
Current
liabilities:
  Trade accounts payable......................        $  1,452         $  1,449
  Construction accounts payable ..............            --
  Accounts payable to related parties.........               4                3
  Accrued expenses ...........................           3,323            3,097
  Management fees due Becker Gaming, Inc......           4,682            3,287
  Notes payable...............................             110              121
  Notes payable to related party..............           2,250            2,250
  Current portion of
     obligations under capital leases.........              15                4
  Long-term debt classified as
     current due to default
     under covenants .........................          55,000             --
                                                      --------         --------

         Total current liabilities............          66,836           10,211

Long-term debt, less current portion..........           --              55,000
Subordinated notes payable to prior
  stockholders ...............................           5,000            5,000
Obligations under capital leases,
  less current portion .........                            22                4
                                                      --------         --------

         Total liabilities....................          71,858           70,215
                                                      --------         --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
     shares authorized, 1,000 shares
     issued and outstanding...................             469              469
  Retained earnings (deficit).................          (9,970)          (5,411)
                                                      --------         --------
         Total stockholder's equity
          (deficit).................                    (9,501)          (4,942)
                                                      --------         --------

         Total liabilities and
         stockholder's equity (deficit).......        $ 62,357         $ 65,273
                                                      ========         ========

The accompanying notes are an integral part of these financial statements.
================================================================================
                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF OPERATIONS
                             (Dollars In Thousands)

================================================================================
                                                   Year Ended June 30,
                               ------------------------------------------------
                                             1996        1995        1994
Revenues:
  Gaming .............................   $ 52,831    $ 47,466    $ 38,955
  Food and beverage ..................     13,204      10,647       8,459
  Hotel ..............................      3,208       2,614       1,219
  Bowling ............................       -            -           251
  Gift shop ..........................        590         577         535
  Management fee from affiliates .....       -            -           281
  Other ..............................      1,145         912         399
                                         --------    --------    --------

      Gross revenues .................     70,978      62,216      50,099

Less, promotional allowances .........     (7,677)     (5,134)     (3,652)
                                         --------    --------    --------

      Net revenues ...................     63,301      57,082      46,447
                                         --------    --------    --------

Operating expenses:
  Gaming .............................     18,612      15,359      11,681
  Food and beverage ..................     12,511      11,388       8,389
  Hotel ..............................      1,413       1,377         714
  Bowling ............................        -           -           387
  Gift shop ..........................        475         450         458
  Advertising and promotion ..........      4,726       3,837       3,093
  General and administrative .........     17,660      15,358      13,867
  Payments under guarantee obligation         601       1,592         -
  Management fee - Becker Gaming, Inc.      1,396       3,099         188
  Rent expense paid to related party .        217         191         343
  Depreciation and amortization ......      3,491       3,373       2,222
                                         --------    --------    --------

      Total operating expenses .......     61,102      56,024      41,342
                                         --------    --------    --------
      Operating income ...............      2,199       1,058       5,105
                                         --------    --------    --------

Other income (expenses):
  Interest income ....................        286         580         769
  Interest expense ...................     (7,095)     (7,250)     (5,223)
  Interest capitalized ...............                    676         460
  Other, net .........................         51         -            23

      Total other expenses ...........     (6,758)     (5,994)     (3,971)
                                         --------    --------    --------

    Net (loss)income before income tax     (4,559)     (4,936)      1,134

    Provision for income taxes                -           -           -
                                         --------    --------    --------

    Net (loss) income ................   $ (4,559)   $ (4,936)   $  1,134
                                         ========    ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================


                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc. )

                  STATEMENTS  OF  STOCKHOLDER'S  EQUITY  (DEFICIT) For The Years
                Ended June 30, 1996, 1995 And 1994
                             (Dollars In Thousands)
================================================================================

                                                           Additional
                                         Common Stock      Paid-in
                                      Shares     Amount    Capital
                                      ------    -------    ------

Balances, June 30, 1993 ............   1,000    $ 1,513        $-

 Distributions to stockholders .....
 Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of S
     corporation election ..........    --         --         732
 Contribution of land from
     Becker Gaming, Inc. ...........    --         --         208
 Forgiveness of receivable from
     Charlie's Land Company in
     connection with the
     Reorganization ................    --         --        (729)
 Net transfer of certain assets
     and liabilities to Becker
     Gaming, Inc. as part of
     the Reorganization ............    --       (1,044)     (211)
 Net income ........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1994 ............   1,000        469      --


 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1995 ............   1,000        469      --

 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1996 ............   1,000    $   469      $-
                                      ======    =======    ======


                                      Retained
                                      Earnings
                                      (Deficit)    Total
                                      -------    -------

Balances, June 30, 1993 ............  $ 4,440    $ 5,953

 Distributions to stockholders .....   (5,317)    (5,317)
 Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of S
     corporation election ..........     (732)      --
 Contribution of land from
     Becker Gaming, Inc. ...........     --          208
 Forgiveness of receivable from
     Charlie's Land Company in
     connection with the
     Reorganization ................     --         (729)
 Net transfer of certain assets
     and liabilities to Becker
     Gaming, Inc. as part of
     the Reorganization ............     --       (1,255)
 Net income ........................    1,134      1,134
                                      -------    -------

Balances, June 30, 1994 ............     (475)        (6)


 Net loss ..........................   (4,936)    (4,936)
                                      -------    -------

Balances, June 30, 1995 ............   (5,411)    (4,942)

 Net loss ..........................   (4,559)    (4,559)
                                      -------    -------

Balances, June 30, 1996 ............  $(9,970)   $(9,501)
                                      =======    =======

The accompanying notes are an integral part of these financial statements.
- --------------------------------------------------------------------------------

                            ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------

1. Summary Of Significant Accounting Policies:

Nature Of Operations
- --------------------

Arizona Charlie's, Inc. ("AC" or the "Company") owns and operates a casino and related hotel in Las Vegas, Nevada.

In connection with the financing transaction more fully discussed in Note 6, the stockholders of AC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization") and, effective June 1, 1994, AC became a wholly owned subsidiary of BGI. BGI has no independent activities other than providing management and administrative services to, and exploring and developing business opportunities for its subsidiaries, and serves as a holding company for AC and the following entities:

     o Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation in the development stage of construction of a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     o Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     o Becker Gaming Group ("BGG"), a Nevada corporation which, together with its wholly owned subsidiary Innerout, Inc., owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

As a part of the Reorganization described above, the following transactions occurred:

     o The stockholders of BGI caused the ownership of the land underlying and adjacent to Arizona Charlie's to be transferred to the Company from Charlie's Land Company ("CLC"), an entity also then owned by the BGI stockholders. The land was first conveyed to BGI by CLC in exchange for BGI stock and then contributed by BGI to AC at its historical cost basis of approximately $208,000. Concurrent with the transfer of land, AC forgave $729,000 due the Company from CLC which arose in November 1993 when the Company paid-off CLC's mortgage on the land in contemplation of the Reorganization.

    o Certain property and equipment, consisting of aircraft and boats with a net book value of approximately $5,254,000, accounts payable relating to such property and equipment of approximately $252,000, and related encumbrances in the form of capital lease obligations totaling approximately $3,900,000, were transferred from AC to BGI. In addition, certain prepaid expenses totaling approximately $153,000 were transferred from AC to BGI. Such prepaid expenses consisted primarily of insurance related to certain personnel who were transferred from the Company to BGI in connection with the Reorganization. The net effect of the above transactions was to transfer net assets with a historical book value of approximately $1,255,000.

The forgiveness of indebtedness from CLC and the transfer of net assets to BGI are reflected as distributions to stockholders in the Company's June 30, 1994 Statement of Stockholder's Equity
(Deficit).

Subsequent to the Reorganization, certain overhead expenses of the Company (primarily related to executive compensation), have been eliminated. However, effective June 1, 1994, the Company is required to pay a management fee to BGI in connection with executive services equal to a percentage of the Company's gross operating revenues. Under the AC Indenture, no management fees will be payable by AC until completion of AC's ongoing expansion project and such time as AC has attained a specified fixed charge coverage ratio of 2.25 to 1.
However, such fees accrue until paid. See Note 9 of AC's Notes to Financial Statements.

Gaming Revenue
- --------------

In accordance with industry practice, the Company recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances
- ----------------------

The retail value of hotel accommodations, food, beverage and gift shop items provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations, as follows:

                                             Years Ended June 30,
                                             --------------------
                                         1996      1995      1994
                                         ----      ----      ----
           Hotel .........             $  261    $  164    $  119
           Food & Beverage              3,824     2,260     2,005
                                        -----     -----     -----

                                       $4,085    $2,424    $2,124
                                       ======    ======    ======


Cash Equivalents And Concentration Of Credit Risk
- -------------------------------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

Inventories
- -----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property And Equipment
- ----------------------

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to income, as appropriate.

Building, building improvements and land improvements are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Furniture and equipment are depreciated using straight-in declining balance methods over estimated useful lives of 5 to 10 years.

Financing Costs
- ---------------

Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

Preopening Expense
- ------------------

Certain preopening costs, consisting principally of personnel cost, training and other costs directly associated with the opening of new hotel-casino or significant expansions of the existing hotel-casino are capitalized and charged to expense over a period not to exceed one year following the commencement of related operations. During the year ended June 30, 1994, the Company capitalized $27,000 of preopening costs which were amortized during the year ended June 30, 1995 after the expansion was completed. During the years ended June 30, 1996 and 1995, the Company did not capitalize any preopening costs.

Federal Income Taxes
- --------------------

Prior to January 1, 1994,  the Company was taxed under Section 1362  (Subchapter
S) of the Internal Revenue Code, which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income or loss. Therefore, these financial statements do not include any provision or liability for corporate income taxes for the periods prior to December 31, 1993.

Effective January 1, 1994, the Company terminated its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment position or results of operations.

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. AC's tax allocation is based on the amount of tax it would incur if it filed a separate return, except the Company does not receive any benefit from carrybacks to prior years.

Reclassifications
- -----------------

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates in the Preparation of Financial Statements
- -----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters discussed in Note 2.


2.CQC Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern:

AC has guaranteed the payment of principal and interest of 12% First Mortgage Notes due November 15, 2000 issued by CQC, of which $20,000,000 principal amount and $2,400,000 in past-due accrued interest are outstanding at June 30, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the indenture governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The first step repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and $1,200,000 on May 15, 1996 and AC did not have available funds to advance on behalf of CQC. AC is also in default of certain covenants under its indebtedness (the "AC Notes", as more fully described in Note 6). AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described in Note 6) to repay the AC Notes on a current basis and satisfy its guarantee obligation with respect to the CQC Notes. In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri Gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the December 31, 1995 expiration date passed.

CQC continues to market its riverboat assets to prospective buyers and Management of the Company, AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.



3.Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the years ended June 30, 1996, 1995 and 1994:

                                               1996         1995         1994
                                               ----         ----         ----
Interest paid, net of amounts
  capitalized ........................   $7,116,000   $7,115,000   $3,883,000
                                         ==========   ==========   ==========

Capitalized lease obligations
  incurred ...........................   $   34,000   $    9,000   $3,650,000
                                         ==========   ==========   ==========

Net transfer of assets and
  liabilities to Becker Gaming, Inc. .   $     --     $     --     $1,255,000
                                         ==========   ==========   ==========
Contribution of land to AC from
  Becker Gaming, Inc. ................   $     --     $     --     $  208,000
                                         ==========   ==========   ==========
Net transfer of assets and related
  liabilities from Becker Gaming, Inc.   $     --     $   25,000   $     --
                                         ==========   ==========   ==========


4.Accrued Expenses:

Major classes of accrued expenses consist of the following as of June 30, 1996 and 1995:

                                             1996         1995
                                             ----         ----
     Wages payable and accrued salaries   $  811,000   $  703,000
     Accrued vacation .................      306,000      251,000
     Group insurance ..................      352,000      300,000
     Gaming taxes .....................      239,000      260,000
     Payroll and other taxes ..........      405,000      381,000
     Progressive slot liability .......       88,000       94,000
     Other accrued expenses ...........      128,000       93,000
     Accrued interest .................      994,000    1,015,000
                                             -------    ---------

                                          $3,323,000   $3,097,000
                                          ==========   ==========


5.Notes Payable:

Notes payable consist of the following as of June 30, 1996 and 1995:

                                                           1996         1995
                                                           ----         ----
 Related parties:
      Notes payable to SC with interest at 5.56%
      uncollaterized and due May 1997 ............   $2,250,000   $2,250,000

 Nonrelated parties:
      5.96% note payable in monthly
      installments of $22,352, including interest,
      through January, 1997, uncollateralized ....   $  110,000   $  121,000
                       -----                         ----------   ----------

                   Total notes payable ...........   $2,360,000   $2,371,000
                                                     ==========   ==========




6.Long-Term Debt:

Long-term debt consists of the following as of June 30, 1996 and 1995:

                                                      1996          1995
                                                      ----          ----
12% First  Mortgage  Notes Due November 15, 2000 (the "AC Notes") with  interest payable semiannually classified as currently payable due to defaults under
 covenants (see below) .................       $55,000,000   $55,000,000
                                               ===========   ===========


On November 18, 1993, the Company completed a private placement of the AC Notes. The offering generated net proceeds of approximately $33,684,000 (after deducting debt issue costs of approximately $16,294,000 and $497,000 used to repay principal and accrued interest, respectively, to a bank which was due and payable on November 18, 1993). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion which management believes has been satisfied, and the attainment of a fixed coverage ratio by the Company of 2.25 to 1, following the completion of the Expansion, which has not been satisfied) and are collateralized by a first mortgage on substantially all of assets of the Company, including the Expansion.

As of June 30, 1996, AC is in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture, and (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture. Such advances remain outstanding at June 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement, defined in the AC Indenture. Under the terms of the Indenture, AC is technically required to offer to buy back $11,000,000 of the outstanding AC Notes at June 30, 1996 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. AC has not made such offer and does not intend to do so while the discussions with the Bondholder Committee are in process. As a result of these defaults under covenants, the AC Notes have been classified as currently payable in the accompanying financial statements. Management's plans are more fully described in Note 2.

The Indenture governing the AC Notes (the "Indenture") limits the use of the net proceeds from the offering to fund the cost of the Expansion. The proceeds were placed in escrow with a trustee pending draw-downs for qualifying project expenditures and are classified as restricted cash, in escrow account, in the accompanying financial statements. The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

The Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, SC, to pay dividends or management fees, or incur additional indebtedness. The Indenture also requires the Expansion to be completed in a specified manner and time frame, which management believes has been achieved.

In connection with AC's guarantee of the CQC Notes, the Indenture governing the CQC Notes imposes certain restrictive covenants on the Company, including minimum cash flow and net worth requirements and restrictions on additional borrowings and distributions of earnings.


7.Income Taxes:

During the period from January 1, 1994 (the effective termination date of the Company's S corporation election) to June 30, 1994 and for the fiscal years ended June 30, 1996 and 1995, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include a provision for federal income taxes.

The components included in determining the provision for income taxes are shown below for the years ended June 30, 1996, 1995 and 1994:

                                             1996           1995           1994
                                             ----           ----           ----
Tax provision at federal income tax
     statutory rate ...............   $(1,550,000)   $(1,678,000)   $   386,000
Income tax liability borne by
     stockholders during period of
     S corporation status .........          --             --         (538,000)
Increase (decrease) in taxes
     resulting from:
     Unrecognized tax benefit from
     net operating losses .........     1,489,000      1,633,000        122,000
     Other ........................        61,000         45,000         30,000
                                           ------         ------         ------

              Income tax provision    $      --      $      --      $      --
                                         =======        =======        =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of June 30, 1996 and 1995 were as follows:

                                                  1996           1995
                                                  ----           ----

Liabilities
Depreciation ...........................   $   542,000    $      --
                                           -----------    -----------

Assets

Allowances for bad debts ...............       745,000        541,000
Federal net operating loss carryforwards     3,119,000      1,292,000
Other ..................................          --            7,000
                                           -----------    -----------

         Total deferred tax assets .....     3,864,000      1,840,000

Valuation allowance ....................    (3,322,000)    (1,840,000)
                                            ----------     ----------

         Net deferred taxes ............   $      --      $      --
                                           ===========   ===========

As of June 30, 1996, the Company had a federal net operating loss carryforward of approximately $9,174,000 which expires between 2009 and 2011.

8.Leases And Commitments:

The Company has entered into capital lease agreements whereby the Company leases various equipment under three-and five-year leases which expire at various dates through 2000.

Property and equipment includes the following property leased under capital leases as of June 30, 1996 and 1995:

                                    1996        1995
Equipment ...................   $ 43,000    $ 67,000
Less accumulated depreciation     (3,000)    (23,000)
                                  ------     -------

                                $ 40,000    $ 44,000
                                ========    ========

The Company leases office space under a 10-year operating lease, which expires in 1998, from Charleston Heights Shopping Center ("CHSC"), a company related through common ownership, as more fully described in Note 9.

Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1996:

                                                 Capital Lease  Operating Leases
                                                 -------------  ----------------
1997                                                   15,000        242,000
1998                                                   11,000        226,000
1999                                                   11,000           --
2000                                                   10,000           --
                                                       ------        ------

       Total minimum lease payments ..........       $ 47,000       $468,000
                                                                    ========

Less amount representing interest ............         10,000
                                                       ------
       Present value of net minimum
        lease payments .                               37,000

Less current portion .........................         15,000
                                                       ------
       Obligations under capital leases,
        noncurrent                                   $ 22,000
                                                     ========



The total rental expense under operating leases is as follows for the years ended June 30, 1996, 1995 and 1994:

                                    1996       1995       1994
                                    ----       ----       ----
Noncancellable airplane hangar
     and equipment leases ....   $   --     $   --     $110,000
Land and office leases .......    217,000    191,000    344,000
                                  -------    -------    -------
                                 $217,000   $191,000   $454,000
                                 ========   ========   ========



9.Related-Party Transactions:


The following balances due to or from related parties existed as of June 30, 1996 and 1995. The identified realted parties are stockholders of the Company or affiliated companies related through common ownership.


                                             June 30, 1996
                                             -------------
                                   Current     Noncurrent      Notes
                               Receivables    Receivables    Receivable
                               -----------    -----------   -----------
Former Stockholders of the
Company .....................  $    14,000    $   165,000          --
BGI .........................    1,400,000        747,000   $ 4,416,000
Sunset Coin .................       47,000           --            --
Becker Vending ..............         --             --            --
Becker Enterprises ..........        1,000           --            --
CQC .........................      993,000           --       1,200,000
BGG:
    Charlie's Lakeside ......       (7,000)          --            --
    Charlie's Bar ...........       10,000           --            --
    Cantina Charlie's .......       11,000           --            --
    Cariba Charlie's ........       13,000         75,000          --
    Charlie's Saloon ........        6,000           --            --
    Charlie's Down Under ....       44,000           --            --

                               -----------    -----------   -----------
Total .......................    2,532,000        987,000     5,616,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ........     (993,000)          --      (1,200,000)
                               -----------    -----------   -----------


                               $ 1,539,000    $   987,000   $ 4,416,000
                               ===========    ===========   ===========

                                   Management
                                    Fee and                  Subordinated
                                    Accounts      Notes        Notes
                                    Payable      Payable      Payable
                                    ----------   ----------   ----------
Former Stockholders of the
Company .........................   $    4,000         --     $5,000,000
BGI .............................    4,682,000         --           --
Sunset Coin .....................         --     $2,250,000         --
Becker Vending ..................         --           --           --
Becker Enterprises ..............         --           --           --
CQC .............................         --           --           --
BGG:
    Charlie's Lakeside ..........         --           --           --
    Charlie's Bar ...............         --           --           --
    Cantina Charlie's ...........         --           --           --
    Cariba Charlie's ............         --           --           --
    Charlie's Saloon ............         --           --           --
    Charlie's Down Under ........         --           --           --

                                    ----------   ----------   ----------
Total ...........................    4,686,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ............         --           --           --

                                    ----------   ----------   ----------
                                    $4,686,000   $2,250,000   $5,000,000
                                    ==========   ==========   ==========



                                  June 30, 1995
 -------------------------------------------------------------------------------


                                     Current        Noncurrent       Notes
                                    Receivables     Receivables    Receivable
                                    -----------    -----------   -----------
Former Stockholders of the
Company ..........................  $    25,000    $   165,000          --
BGI ..............................      608,000           --     $ 4,416,000
Sunset Coin ......................      103,000           --            --
Becker Vending ...................       10,000           --            --
Becker Enterprises ...............        1,000           --            --
CQC ..............................      392,000           --       1,200,000
BGG:
    Charlie's Lakeside ...........       (7,000)          --            --
    Charlie's Bar ................        6,000           --            --
    Cantina Charlie's ............        9,000           --            --
    Cariba Charlie's .............       11,000         75,000          --
    Charlie's Saloon .............       12,000           --            --
    Charlie's Down Under .........       42,000           --            --
                                    -----------    -----------   -----------
Total ............................    1,212,000        240,000     5,616,000
Less:  Allowance for doubful
        collection of amounts
        due from CQC .............     (392,000)          --      (1,200,000)
                                    -----------    -----------   -----------
                                    $   820,000    $   240,000   $ 4,416,000
                                    ===========    ===========   ===========


                                     Management Fee             Subordinated
                                      and Accounts    Notes        Notes
                                         Payable     Payable      Payable
                                      ----------   ----------   ----------
Former Stockholders of the
Company ...........................   $    3,000         --     $5,000,000
BGI ...............................    3,287,000         --           --
Sunset Coin .......................         --     $2,250,000         --
Becker Vending ....................         --           --           --
Becker Enterprises ................         --           --           --
CQC ...............................         --           --           --
BGG:
    Charlie's Lakeside ............         --           --           --
    Charlie's Bar .................         --           --           --
    Cantina Charlie's .............         --           --           --
    Cariba Charlie's ..............         --           --           --
    Charlie's Saloon ..............         --           --           --
    Charlie's Down Under ..........         --           --           --

                                      ----------   ----------   ----------
Total .............................    3,290,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ..............         --           --           --
                                      ----------   ----------   ----------


                                      $3,290,000   $2,250,000   $5,000,000
                                      ==========   ==========   ==========

CHSC owns the land on which the Company's administrative offices are located and, prior to the Reorganization, CLC owned the land on which the Company's operations are located. Rent expense paid to CHSC and CLC and included in results of operations of the Company was $217,000, $191,000 and $343,000, for the years ended June 30, 1996, 1995 and 1994, respectively. The rental fees include the cost of insurance, taxes and common area maintenance on the land.

Receivables from BGG, stockholders of the Company and BGI bear interest at 8.0%, 4.5% and 6.0%, respectively. Interest income from related parties was $245,000, $168,000 and $64,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

In anticipation of the January 1, 1994 termination of the Company's S corporation election, on December 24, 1993, the Company distributed $5,000,000 to its stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to the Company by the stockholders in the form of subordinated notes payable, which bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001.

Interest expense incurred under related-party notes was $508,000, $507,000 and $266,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

In May, 1995, CQC borrowed $1,200,000 from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due May, 1996 with interest at the rate of 5.56%. Due to the current financial condition of CQC, management has determined that collectibility of the note, and of other advances of $301,000
(1995) and $692,000 (1996) made to CQC, is doubtful. Accordingly, provisions were made to fully reserve the advances and note payable and losses have been recorded in the accompanying financial statements as payments under guarantee obligations.

The Company has loaned to BGI an aggregate of approximately $4,416,000 to fund BGI's operating expenses from June 1994 through March 1995. The advances are interest bearing and have been classified as non-current based on Management's expectation for the timing of repayments from BGI. At June 30, 1996, the Company owed BGI approximately $4,682,000 in accrued management fees. Under the terms of the Indenture governing the AC Notes, these fees cannot be paid to BGI until a specified fixed charge coverage ratio is achieved.

Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995,
BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. These employees were originally employees of AC and were transferred to BGI in June 1994, when the Reorganization became effective. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the BGI management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future.

Included in other revenues is income from management and accounting services performed by the Company for SC and BGG of $281,000 for the year ended June 30, 1994.

The Company's president operates a sole proprietorship under the name "Becker Vending" which places arcade, cigarette, music and other vending machines at Arizona Charlie's. The Company provides nominal collection and accounting services to Becker Vending in connection with these machines. The Company does not receive any rental fee or other payment from Becker Vending in connection with these agreements. Becker Vending retains all amounts deposited in its vending machines. Becker Vending also sells to the Company cigarettes, candy and similar items for resale in the Arizona Charlie's gift shop.

10.Contingencies:

The Company is subject to various litigation and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the disposition of all such pending litigation and claims will not have a material effect on the Company's results of operations, cash flows, or financial position.


11.    Defined Contributions Plan:

The Company has adopted a 401(k) Defined Contribution Plan (the "Plan") covering substantially all of its employees. Eligible employees may contribute up to 10% of their annual compensation to the Plan, up to certain limits prescribed by the Internal Revenue Service. The Company matches 25% of each eligible employee's contributions up to a maximum of 6% of their individual earnings. In addition, the Company contributes an amount equal to 2% of each participant's earnings. The Plan went into effect July 1, 1990.

The Company recorded charges for contributions of $495,000, $395,000 and $350,000 for the years ended June 30, 1996, 1995 and 1994, respectively.


12.  Fair Value of Financial Instruments:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable approximate their respective fair values due to the short-term maturities and approximate market interest rates of these instruments.

Management is unable to determine a fair value for the outstanding $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 of Arizona Charlie's, Inc. (the "AC Notes") or the outstanding $20,000,000 principal amount ($17,526,000 carrying amount at June 30, 1996) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"), which are guaranteed by AC. It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of AC Notes and CQC Notes, as more fully discussed in Note 2.


                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------


To the Board of Directors
Sunset Coin, Inc.


We have audited the financial statements and the financial statement schedule of Sunset Coin, Inc. (a wholly owned subsidiary of Becker Gaming, Inc.) listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Coin, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Sunset Coin, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is obligated as a guarantor under indebtedness of Arizona Charlie's, Inc. ("AC"), a company affiliated through common ownership, and such indebtedness is in default of covenants. AC is currently negotiating a restructuring of its indebtedness and management's plans are described in Note 2. Should AC be unsuccessful in modifying the indebtedness, the Company may be required to then satisfy its guarantee obligation. The Company does not have sufficient resources available to satisfy such obligation. These matters raise substantial doubt about the ability of Sunset Coin, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Sunset Coin, Inc. do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, AC owes the Company approximately $2,250,000 resulting from advances made by the Company to AC. Due to the financial condition of AC, as described above, management of the Company believes it is reasonably possible that a portion of the notes receivable from AC will be uncollectible. However, an estimate of the loss cannot presently be determined.




Las Vegas, Nevada
August 9, 1996

================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS

                          As Of June 30, 1996 And 1995
                             (Dollars In Thousands)
================================================================================
                                     ASSETS

                                                             1996          1995
                                                          -------       -------

Current assets:
  Cash .............................................      $ 1,122       $   506
  Current portion of notes receivable, net .........          117           175
  Notes receivable from related party ..............        2,250         2,250
  Other receivables ................................          274           146
  Prepaid expenses .................................           46            46
                                                          -------       -------
      Total current assets .........................        3,809         3,123
                                                          -------       -------
Property and equipment:

  Building and leasehold improvements ..............          174           461

  Furniture, fixtures and equipment ................        2,885         2,984
                                                          -------       -------

                                                            3,059         3,445
  Less, accumulated depreciation ...................       (1,370)       (1,710)
                                                          -------       -------
         Net property and equipment ................        1,689         1,735
                                                          -------       -------

Notes receivable, less current portion, net ........          194           267
Advances to related parties ........................          111            86
Other assets, less accumulated amortization
  of $24 (1996) and $19 (1995) .....................           88           138
                                                          -------       -------

      Total other assets ...........................          393           491
                                                          -------       -------

      Total assets .................................      $ 5,891       $ 5,349
                                                          =======       =======


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                 1996       1995
                                                               ------     ------

Current liabilities:
  Trade accounts payable .................................     $   44     $   69
  Accrued expenses .......................................        608        284
  Current portion of long- term debt .....................        279        255
                                                               ------     ------
        Total current liabilities ........................        931        608
                                                               ------     ------

Long-term liabilities:
   Long-term debt, less current portion ..................        502        664
   Subordinated notes payable to
     prior stockholders ..................................      3,000      3,000
                                                               ------     ------

      Total liabilities ..................................      4,433      4,272
                                                               ------     ------

Commitments and contingencies


Stockholder's equity:
  Common stock, no par value, 2,500 shares
   authorized, 400 shares issued and outstanding .........         27         27
  Retained earnings ......................................      1,431      1,050
                                                               ------     ------

      Total stockholder's equity .........................      1,458      1,077
                                                               ------     ------

      Total liabilities and stockholder's
      equity .............................................     $5,891     $5,349
                                                               ======     ======

The accompanying notes are an integral part of these financial statements.

================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                              STATEMENTS OF INCOME
                             (Dollars In Thousands)
================================================================================

                                                     Year Ended
                                                      June 30,
                                      ----------------------------------------
                                           1996          1995        1994
                                      -----------   -----------  -----------
Revenues:
    Slot route:
       From locations controlled by       $2,370        $2,331       $2,333
related parties
       Other                                 153           279          375
    Slot service fees:
       From related                           93            77           71
parties
       Other                                  33            55           80
                                      -----------   -----------  -----------

         Total revenues                    2,649         2,742        2,859

Operating expenses:
    Slot route and service                 1,311         1,112          984
    General and                               86           103          132
administrative
    Management fee - Arizona                                             88
Charlie's, Inc.                                -             -
    Management fee -                         137           150           14
Becker Gaming, Inc.
    Depreciation and                         298           249          308
amortization
                                      -----------   -----------  -----------

       Total operating                     1,832         1,614        1,526
expenses
                                      -----------   -----------  -----------

       Operating income                      817         1,128        1,333
                                      -----------   -----------  -----------

Other income (expense):
    Interest income                          171           146           62
    Interest expense                       (398)         (356)        (189)
    Rental and other                         102           101
income                                                                    -
    Net loss on sales of                   (115)          (13)          (9)
equipment
                                      -----------   -----------  -----------

       Total other income                  (240)         (122)        (136)
(expense)
                                      -----------   -----------  -----------

       Income before                         577         1,006        1,197
income taxes

Provision for income taxes                 (196)         (318)        (187)
                                      -----------   -----------  -----------

       Net income                           $381          $688       $1,010
                                      ===========   ===========  ===========

The accompanying notes are an integral part of these financial statements.


================================================================================
                                SUNSET COIN, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                For The Years Ended June 30, 1996, 1995 And 1994

                             (Dollars In Thousands)
================================================================================


                                                         Common
                                                          Stock
                                           -----------------------------------
                                                      Shares         Amount
                                                      ------         ------



Balances, June 30, 1993 ................                 400         $   34


  Distributions to stockholders ........                --             --

  Adjustment to retained earnings to
   reflect the termination of  S
   corporation election ................                --               (7)


   Net income ..........................                --             --
                                                      ------         ------

Balances, June 30, 1994 ................                 400             27


  Net income ...........................                --             --
                                                      ------         ------

Balances, June 30, 1995 ................                 400             27
                                                      ------         ------

   Net income ..........................                --             --
                                                      ------         ------

Balance, June 30, 1996 .................                 400         $   27
                                                      ======         ======



                                                            Retained
                                                            Earnings     Total
                                                             -------    -------


Balances, June 30, 1993 ..................................   $ 2,625    $ 2,659


  Distributions to stockholders ..........................    (3,280)    (3,280)

  Adjustment to retained earnings to
   reflect the termination of  S
   corporation election ..................................         7       --


   Net income ............................................     1,010      1,010
                                                             -------    -------

Balances, June 30, 1994 ..................................       362        389


  Net income .............................................       688        688
                                                             -------    -------

Balances, June 30, 1995 ..................................     1,050      1,077
                                                             -------    -------

   Net income ............................................       381        381
                                                             -------    -------

Balance, June 30, 1996 ...................................   $ 1,431    $ 1,458
                                                             =======    =======

The accompanying notes are an integral part of these financial statements.

================================================================================
                                SUNSET COIN, INC.

               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS

                             (Dollars In Thousands)
================================================================================

                                                          Year Ended June 30,
                                                   -----------------------------

                                                     1996       1995       1994
                                                  -------    -------    -------
Cash flows from operating activities:
  Net income ...................................  $   381    $   688    $ 1,010
                                                  -------    -------    -------
  Adjustments  to  reconcile  net  income
    to net  cash  provided  by  operating
    activities:
    Provision for losses on notes receivable ...       44         44         15
    Depreciation and amortization ..............      298        249        308
    Net loss on sales of equipment .............      115         13          9
    (Increase) decrease in operating assets
     Other receivables .........................     (128)       (49)        50
     Prepaid expenses ..........................     --           (2)        11
     Other assets ..............................       (6)       (59)      --
    Increase (decrease) in operating liabilities:
     Accounts payable ..........................      (25)        (6)        70
     Accrued expenses ..........................      324        260        (15)
                                                  -------    -------    -------

        Total adjustments ......................      622        450        448
                                                  -------    -------    -------

        Net cash provided by operating
         activities ............................    1,003      1,138      1,458
                                                  -------    -------    -------
Cash flows from investing activities:
  Capital expenditures .........................     (208)    (1,142)      (232)
  Proceeds from sales of equipment .............       12         26        209
  Decrease (increase) in advances to
   related parties .............................      (72)    (2,154)        48
  Issuance of notes receivable .................     --          (25)      (321)
  Repayments of notes receivable ...............       88        161        415
                                                  -------    -------    -------

        Net cash provided by (used in)
         investing activities ..................     (180)    (3,134)       119
                                                  -------    -------    -------
Cash flows from financing activities:
  Proceeds from notes payable ..................      109        738       --
  Principal payments on notes payable ..........     (316)      (176)      (211)
  Proceeds from subordinated notes payable
   to stockholders .............................     --         --        3,000
  Distributions to prior stockholders ..........     --         --       (3,280)
                                                  -------    -------    -------
        Net cash used in financing activities ..     (207)       562       (491)
                                                  -------    -------    -------
        Net increase (decrease) in cash ........      616     (1,434)     1,086

Cash, beginning of year ........................      506      1,940        854
                                                  -------    -------    -------
Cash, end of year ..............................  $ 1,122    $   506    $ 1,940
                                                  =======    =======    =======

Supplemental cash flow disclosures:

 Interest paid .................................  $   395    $   352    $   190
                                                  =======    =======    =======

 Assets acquired by incurring notes payable ..    $    69    $  --      $  --
                                                  =======    =======    =======

 Income taxes paid .............................  $  --      $   102    $   187
                                                  =======    =======    =======

 Assets acquired by forgiveness of
  accounts receivable ..........................  $    49    $  --      $  --
                                                  =======    =======    =======

The accompanying notes are an integral part of these financial statements.


- --------------------------------------------------------------------------------
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


                  Summary Of Significant Accounting Policies:

Nature Of Operations
- --------------------

Sunset Coin, Inc. ("SC" or the "Company") operates a slot route in Las Vegas, Nevada. The Company owns slot machines which it places in licensed locations. In addition, the Company provides slot machine maintenance services to other owners of slot machines pursuant to service agreements. At June 30, 1996, the Company had route and service agreements with 26 slot locations which have between 4 and 35 slot machines each.

In connection with the financing transaction more fully discussed in Note 8, the stockholders of SC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization"), and effective June 1, 1994, SC became a wholly owned subsidiary of BGI. BGI has no independent business activities other than providing management and administrative services to, and exploring and developing business opportunities for, its subsidiaries, and serves as a holding company for SC and the following entities:

     o Arizona Charlie's, Inc. ("AC"), a Nevada corporation which operates a Las Vegas hotel and casino.

     o Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation in the development stage of construction of a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     o Becker Gaming Group ("BGG"), a Nevada corporation which (together with its wholly owned subsidiary, Innerout, Inc.) owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

Prior to the Reorganization, certain services to the Company (primarily related to executive compensation, accounting personnel, administration and data processing expenses) were provided by AC and charged to the Company at an amount which approximated cost. However, effective June 1, 1994, this arrangement with AC was terminated (although AC will continue to provide certain administrative services to SC) and the Company became subject to the payment of a management fee BGI in connection with executive and administrative services equal to 5% of the Company's gross operating revenues.

Revenue
- -------

The primary source of revenue is from slot route participation agreements with unaffiliated locations in which the Company recognizes as slot revenue a predetermined percentage (operator's share) of the net win from Company-owned machines at the slot locations. In accordance with industry practice, net win from slot activities consists of the slot drop less jackpots and fills. The percentage of the net win that the Company and the slot locations receive is determined by individual participation agreements between the parties.

In addition, the Company also generates revenue under slot service agreements. Under the agreements, the Company receives a fixed fee and certain cost reimbursements in exchange for maintaining proprietor-owned slot machines.

The Company's participation agreements and slot service agreements range between 1 and 9 years in length and expire, subject to renewal, at various dates through 2003. At June 30, 1996, 254 (approximately 90%) of the machines operated or serviced by the Company were installed at unaffiliated locations controlled by the stockholders of BGI (as lessor), through restrictive lease provisions.

Property And Equipment, And Depreciation
- ----------------------------------------

Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed by either the straight-line or declining balance method over estimated useful lives of 5 to 10 years for furniture, fixtures and equipment or, for buildings and leasehold improvements, the lesser of the useful life or the lease term.

Cash Equivalents And Concentration Of Credit Risk
- -------------------------------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

Income Tax Status
- -----------------

Prior to 1994, the Company was taxed under Section 1362 (Subchapter S) of the Internal Revenue Code, which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income or loss. Therefore, these financial statements do not include any provision or liability for corporate income taxes for the periods prior to December 31, 1993.

Effective January 1, 1994, the Company terminated its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS 109 did not have a material impact on the Company's financial position or results of operations.

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. SC's tax allocation is based on the amount of tax it would incur if it filed a separate return, except the Company does not receive any benefit from carry-backs to prior years.

Use of Estimates in the Preparation of Financial Statements
- -----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. Guarantee Obligation, Management's Plans, and Going Concern:

SC has guaranteed the payment of interest and $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 issued by AC (the "AC Notes"). AC is in default of certain covenants under the AC Notes as of June 30, 1996. In addition, AC has guaranteed the payment of interest and principal of notes payable issued by CQC, of which $20,000,000 principal amount are outstanding at June 30, 1996. CQC is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates (i) the modification of covenants under the AC Notes to cure the current defaults and (ii) the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, and the Company does not have sufficient resources to satisfy such obligation. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3. Related-Party Transactions:

In anticipation of the January 1, 1994 termination of the Company's S corporation election, on December 24, 1993, the Company distributed $3,000,000 to its stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to the Company by the stockholders in the form of subordinated notes payable, which bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001. Interest expense incurred by SC under the notes payable to prior shareholders was $300,000, $300,000 and $150,000 for the years ended June 30, 1996, 1995 and
1994, respectively.


The payment of the SC stockholder notes is subordinated to any payments required to be made by SC under its guarantee of the AC Notes.

The Company is involved in numerous other transactions with companies related through common ownership. Such related-party transactions are summarized as follows:

Arizona Charlie's, Inc.
- -----------------------                                           June 30,
                                                          1996             1995
                                                          ----             ----
Uncollateralized notes receivable from AC
    (interest at 5.56%) due May 1997 .........     $ 2,250,000      $ 2,250,000
                                                   ===========      ===========
Interest receivable from AC ..................         169,000           44,000
                                                       =======           ======
Payables to  AC ..............................         (46,000)         (98,000)
                                                       =======          =======

The uncollateralized notes receivable from AC result from advances made by the Company to AC for general working capital purposes. Due to the present financial condition of AC, as described in Note 2, management of the Company believes it is reasonably possible that a portion of the notes receivable from AC will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at June 30, 1996. Interest earned by SC on the notes receivable from AC was $125,000, $44,000 and $-0- for the years ended June 30, 1996, 1995 and 1994, respectively. The interest receivable from AC and payables to AC are included in other receivables and advances to related parties, respectively.

Prior to the Reorganization, AC provided accounting, general and administrative services for the Company. Additionally, AC has and will continue to provide security personnel, and safeguard the coin and currency used in SC's route operations.

In connection with these services, the Company paid AC management fees $88,000 for the year ended June 30, 1994.

Becker Gaming Group
- -------------------
                                    June 30,
                                    1996 1995
                                                           ----             ----
Advances to BGG ...............................       $ 149,000        $ 194,000
                                                      =========        =========

The Company has executed slot service agreements with each of the BGG restaurant/bar locations under which SC provides slot machine maintenance and other services for a fixed fee. Fees paid by BGG to SC under the agreements are included in slot service fee revenue in the accompanying financial statements and totaled approximately $93,000, $77,000 and $71,000 in 1996, 1995 and 1994,
respectively.

During 1991, SC purchased the assets of a restaurant/bar facility for approximately $525,000 for use by BGG. The Company entered into an agreement to lease (as lessor) the facility (d.b.a. Charlie's Saloon) to BGG under an agreement which was terminated when the facility was closed due to loss of a third-party lease on April 21, 1996. In connection with the closing of the facility, certain leasehold improvements and equipment were abandoned, and the Company recognized a loss of $101,000 in 1996 representing the net book value of the related assets. The liquor license from the closed facility will be transferred to a new BGG location which is anticipated to open in early 1997. The net investment in the assets leased to BGG for Charlie's Saloon as of June 30, 1996 and 1995 is listed below:

                                                           1996            1995
                                                           ----            ----
Building and improvements .....................       $    --         $ 335,000
Furniture, fixtures and equipment .............            --           130,000
Liquor license ................................          60,000          60,000
                                                         ------          ------
                                                         60,000         525,000
Less, accumulated depreciation ................            --          (342,000)
                                                       --------        --------

                                                      $  60,000       $ 183,000
                                                      =========       =========


The terms of the Charlie's Saloon lease required BGG to pay all taxes, normal maintenance and insurance on the facility, and provided for annual rental payments to Sunset Coin of $89,000, until the closing date of April 21, 1996.

BGG did not make any rental payments under the lease from the time Charlie's Saloon opened, through June 30, 1994, and the rentals were forgiven, without recourse, by the Company. Due to the related-party nature of the above transaction, SC recognized no income (as lessor) or loss in 1994 in the accompanying financial statements for this agreement. Total lease payments for the years ended June 30, 1996 and 1995 included as rental income in the accompanying financial statements amounted to $64,000 and $89,000, respectively. The total cost of depreciation expense related to the Charlie's Saloon facility included in the accompanying financial statements of Sunset Coin totaled $17,000, $22,000 and $58,000 in 1996, 1995 and 1994, respectively.

In 1995, SC purchased and leased personal property to be used by BGG in one of its bar operations (d.b.a. Charlie's Bar Down Under). The purchase was financed with long-term debt, as more fully described in Note 6. The net investment in the assets leased to Charlie's Down Under as of June 30, 1996 and 1995 is listed below:

                                                          1996             1995
                                                          ----             ----
Building  and improvements ...................       $ 174,000        $ 126,000
Furniture, fixtures and equipment ............         550,000          550,000
                                                       -------          -------
                                                       724,000          676,000
Less, accumulated depreciation ...............         (76,000)         (15,000)
                                                       -------          -------
                                                     $ 648,000        $ 661,000
                                                     =========        =========


On April 1, 1995, Charlie's Bar Down Under (the Lessee) entered into a lease agreement with SC for the above property at an annual lease cost of $95,000. BGG did not make any rental payments under the lease from the time Charlie's Down Under opened through March 31, 1996, and the rentals were forgiven, without recourse, by the Company. Due to the related-party nature of the above transaction, SC recognized no income (as lessor) or loss through March 31, 1996 in the accompanying financial statements for this agreement. Total lease payments for the period from April 1, 1996 through June 30, 1996 included in the accompanying financial statements of Sunset Coin totaled $24,000.

The terms of the Charlie's Down Under lease require BGG to pay all taxes, normal maintenance and insurance on the facility. The total cost of depreciation expense related to the Charlie's Bar Down Under facility included in the accompanying financial statements of SC totaled $61,000 and $15,000 for the years ended June 30, 1996 and 1995, respectively.

Becker Gaming, Inc.
- -------------------
                                                                June 30,
                                                        1996               1995
                                                        ----               ----
Advances to BGI ...........................           $8,000               --
                                                      ======
Management fees payable ...................             --             $(10,000)
                                                                       ========


SC pays management fees to BGI at 5% of the gross gaming revenues, effective with the Reorganization on June 1, 1994. Total management fees included in the accompanying financial statements were $137,000, $150,000 and $14,000 in 1996, 1995 and 1994, respectively.


4.      Other Receivables:

Other receivable at June 30, 1996 and 1995 consist of uncollateralized, non-interest bearing short-term advances to various proprietors who have entered into slot route agreements with the Company.


5. Notes Receivable:

Notes receivable consist of loans to various proprietors who have entered into slot route agreements with the Company. Such advances are primarily used to finance long-term facility improvements to the slot locations and are as follows at June 30, 1996 and 1995:

                                                           1996           1995
                                                           ----           ----
Prime  plus  2.5% note  receivable,
due in weekly  payments  of $675  including
interest through August 1998, collateralized
by assets of the related slot location ..........     $  75,000      $ 101,000

10% note receivable,  due in weekly payments
of $650 including  interest through
January 2003, personally guaranteed by a
stockholder of the related slot
location ...........................                    175,000        190,000

Other collateralized and  uncollateralized
 notes with varying interest rates up
to prime plus 2.5%, due at various
dates through December 2003 ........                    149,000        195,000
                                                        -------        -------

                                                        399,000        486,000
     Allowance for doubtful accounts                    (88,000)       (44,000)
                                                        -------        -------

                                                        311,000        442,000
          Less, current maturities                     (117,000)      (175,000)
                                                       --------       --------

                                                      $ 194,000      $ 267,000
                                                      =========      =========




6. Long-Term Debt:

Long-term   debt   consists  of  the  following  at  June  30,  1996  and  1995, respectively:


Prime plus 1.5%, $1.5 million revolving line of credit available through June 1994, (line expired and not renewed); amounts outstanding under the line of credit at June 30, 1994 were converted to a term note payable with interest and principal due monthly through June 1998, collateralized by substantially all of the assets of SC and personal guarantees of the stockholders of Becker
Gaming, Inc. ......................................   $ 113,000    $ 199,000

Prime plus 1.5%, term note payable with interest and principal due monthly through January 1, 2001, collateralized by security agreement dated July 15, 1994 and a right to lien without notice on all property and deposit accounts of SC; Borrowings made under a non-revolving line
of credit agreement (see below) ...................     162,000      214,000

Prime plus 2.0%, term note payable with interest and principal due monthly through April 23, 2000, collateralized by a security agreement dated July 15, 1994 and a right to lien without notice on all property and eposits accounts of SC. Borrowings made under a non-revolving
line of credit agreement (see below) ..............     262,000      331,000

Prime plus 2.0%, term note payable with interest and principal due monthly through April 23, 2000, collateralized by a security agreement dated July 15, 1994 and a right to lien without notice on all property and deposit accounts of SC. Borrowings made under a non-revolving line of credit
agreement (see below) .............................     119,000      147,000

Prime plus 1.5%, term note payable with interest and principal due monthly through April 10, 2001, collateralized by security agreement dated October 2, 1995 and a right to lien without notice on all property and deposit accounts of SC. Borrowings made under a non-revolving line of credit
agreement (see below) .............................     102,000         --

Other notes payable due in monthly installments
including interest through June 1996 collateralized
by slot machine equipment of the Company and BGG ..      23,000       28,000
                                                         ------       ------

                                                        781,000      919,000
       Less, current portion ......................    (279,000)    (255,000)
                                                       --------     --------

                                                      $ 502,000    $ 664,000
                                                      =========    =========


In July 1994, the Company entered into an agreement with a bank for a $1.2 million non-revolving line of credit. Each advance was evidenced by a separate promissory note with a maturity date not exceeding 66 months from the date of the respective advance. The Company was able to request advances through October 28, 1995 at which time the Company's right to receive advances under the agreement was terminated until the defaults under the AC Notes and CQC Notes are cured. Advances under the agreement bear interest at rates ranging from 1.5% to 2.0% plus the bank's prime rate.

The $1.2 million non-revolving line of credit includes an acceleration clause which would cause the full amount of the obligation to become due on demand if a material adverse change occurs in the SC's financial condition, business operations or ownership or management.

Maturities of long-term debt at June 30, 1996 are as follows:

                    1997                          $279,000
                    1998                           210,000
                    1999                           177,000
                    2000                           115,000
                    ----                           -------
                                                  $781,000
                                                  ========


7. Income Taxes:

The components of the income tax provision are summarized for June 30, 1996, 1995 and 1994 as follows:

                                           1996       1995       1994
                                           ----       ----       ----
Current:
   Federal .........................   $196,000   $318,000   $187,000
Deferred:
   Federal .........................       --         --         --
                                       --------   --------   --------

          Total income tax provision   $196,000   $318,000   $187,000
                                       ========   ========   ========



The components included in determining the provision for income taxes are shown below:

                                         1996         1995         1994
                                    ---------    ---------    ---------
Tax provision at federal
  income tax statutory rate .....   $ 202,000    $ 342,000    $ 407,000
Income tax liability borne
  by stockholders during period
  of S corporation status .......        --           --       (220,000)

Other ...........................      (6,000)     (24,000)        --
                                    ---------    ---------    ---------

        Income tax provision
         per statements of income   $ 196,000    $ 318,000    $ 187,000
                                    =========    =========    =========


Differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes were nominal. Accordingly, deferred taxes have not been recognized.


8. Commitments:

Future minimum operating lease commitments at June 30, 1996, are as follows:

                           1997                   $40,600
                           1998                    40,600
                           1999                    38,600
                           2000                    16,600
                           2001                    15,100
                                                   ------

                                                 $151,500
                                                 ========


Aggregate rent expense was $40,000, $38,000 and $103,000 in 1996, 1995 and 1994,
respectively.


9. Contingencies:

The Company is subject to various litigation and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the disposition of all such pending litigation and claims will not have a material effect on the Company's results of operations, cash flows, or financial position.

10.  Employee Benefit Plans:

The Company participates in a 401(k) Defined Contribution Plan (the "Plan") sponsored by AC which covers substantially all employees of SC. Participants may contribute up to 10% of their annual compensation to the Plan, up to certain limits prescribed by the Internal Revenue Service. The Company matches 25% of each eligible employee's contribution up to a maximum of 6% of their individual earnings. In addition, the Company contributes an amount equal to 2% of each participant's earnings. The Plan went into effect July 1, 1990.

The Company recorded charges for contributions of $19,000, $15,000 and $15,000 for the years ended June 30, 1996, 1995 and 1994, respectively.


11.Fair Value of Financial Instruments:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes approximate fair values due to the short-term maturities and the approximately market interest rates of these instruments.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------

To the Board of Directors
Capitol Queen & Casino, Inc.


We have audited the financial statements and the financial statement schedule of Capitol Queen & Casino, Inc. (a development stage company and a wholly owned subsidiary of Becker Gaming, Inc.) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Queen & Casino, Inc. as of June 30, 1996 and 1995, and its loss incurred during the development stage and its cash flows for each of the three years in the period ended June 30, 1996, and for the period from January 20, 1993 (the date of inception) through June 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Capitol Queen & Casino, Inc. will continue as a going concern. As more fully described in Note 2, the Company is in default of debt covenants, resulting in classification of such debt as currently payable. The Company does not have sufficient resources to repay its indebtedness and management's plans are also described in Note 2. These matters raise substantial doubt about the Company's ability to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.




Las Vegas, Nevada
August 9, 1996

================================================================================
                          CAPITOL QUEEN & CASINO, INC.


                (A Development Stage Company And A Wholly Owned Subsidiary Of Becker Gaming, Inc.)


                                 BALANCE SHEETS

                          As Of June 30, 1996 And 1995
                             (Dollars In Thousands)
================================================================================


                                     ASSETS

                                                              1996          1995
                                                           -------       -------
Current assets:

   Cash and cash equivalents .......................       $  --         $    45

   Restricted cash, in escrow account ..............            30            30
                                                           -------       -------

      Total current assets .........................            30            75
                                                           -------       -------


Other assets:
  Assets held for sale .............................         7,754        12,146

  Financing costs, net of accumulated
    amortization of $312 (1996) and
    and $212 (1995), respectively ..................           605           705
  Deposits and other assets ........................            60            60
                                                           -------       -------

      Total other assets ...........................         8,419        12,911
                                                           -------       -------


       Total assets ................................       $ 8,449       $12,986
                                                           =======       =======



                  LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)


                                                               1996         1995
                                                          --------     --------
Current liabilities:
Accounts payable .....................................    $   --       $    142
Accrued interest .....................................       2,775          395
Advances from related parties ........................       1,006          404
Notes payable to related parties .....................       1,200        1,200
Long-term debt classified as current due to
    default under covenants, net of unamortized
    original issue discount of $2,474 (1996)
    and $2,882 (1995) ................................      17,526       17,118
                                                          --------     --------
        Total current liabilities ....................      22,507       19,259
                                                          --------     --------
        Total liabilities ............................      22,507       19,259
                                                          --------     --------

Commitments and contingencies


Stockholder's equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding .....        --           --
  Additional paid-in capital .........................      12,732       12,732
  Deficit accumulated during development stage .......     (26,790)     (19,005)
                                                          --------     --------
        Total stockholder's equity (deficit) .........     (14,058)      (6,273)
                                                          --------     --------

       Total liabilities and stockholder's
        equity(deficit) ..............................    $  8,449     $ 12,986
                                                          ========     ========

 The accompanying notes are an integral part of these financial statements.


================================================================================
                          CAPITOL QUEEN & CASINO, INC.

                 (A Development Stage Company And A Wholly Owned
                            Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
================================================================================
                                 For The Period
                                January 20, 1993
                                  (The Date Of
                                   Inception)
                                                                         Through
                                           Year Ended June 30,          June 30,
                                       1996        1995        1994        1996
                                   --------    --------    --------    --------


Revenues .......................   $   --      $   --      $   --      $   --

Operating expenses:
 Amortization of financing
  and other costs ..............        100         202       1,039       1,341
 Abandonment losses and
 write-downs of assets held
 for sale ......................      4,392        --         6,034      10,426
 Development costs .............        504       1,186          21       1,711
                                   --------    --------    --------    --------
     Total operating expenses ..      4,996       1,388       7,094      13,478
                                   --------    --------    --------    --------

Operating loss .................     (4,996)     (1,388)     (7,094)    (13,478)

Other income (expenses):
 Interest income ...............       --           610         655       1,265
 Interest expense ..............     (2,789)     (4,608)     (3,774)    (11,171)
 Interest capitalized ..........       --          --           683         683
                                   --------    --------    --------    --------
Total other expenses ...........     (2,789)     (3,998)     (2,436)     (9,223)
                                   --------    --------    --------    --------

Net loss before
 extraordinary item ............     (7,785)     (5,386)     (9,530)    (22,701)

Extraordinary item:
 Loss on early retirement
  of debt (no income tax
  benefit available) ...........       --        (4,089)       --        (4,089)
                                   --------    --------    --------    --------

Net loss .......................   $ (7,785)   $ (9,475)   $ (9,530)   $(26,790)
                                   ========    ========    ========    ========

 The accompanying notes are an integral part of these financial statements.

================================================================================
                          CAPITOL QUEEN & CASINO, INC.

                (A          Development   Stage   Company  And  A  Wholly  Owned
                            Subsidiary Of Becker Gaming, Inc.)

                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                      For The Period From January 20, 1993
                  (The Date Of Inception) Through June 30, 1996
              And For The Years Ended June 30, 1996, 1995 And 1994

                             (Dollars In Thousands)
                                 -------------
================================================================================

                                                   Common Stock
                                         --------------------------------

                                      Shares      Amount         Subscribed
                                    -----------   -----------    -----------

Balances, January 20,
  1993 (the date of inception) ...         --     $-             $-
Issuance of common stock .........          100          --             --
                                    -----------   -----------    -----------

Balances, June 30, 1993 ..........          100          --             --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ....................         --            --             --
Common stock subscribed ..........         --            --              788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ......................         --            --             --
Write-off of common stock
  subscribed due to abandonment
  of development project .........         --                           --

Net loss .........................         --
                                    -----------   -----------    -----------

Balances, June 30, 1994 ..........          100          --             --

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1995 ..........          100          --             --
                                    -----------   -----------    -----------

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1996 ..........          100   $-             $-
                                    ===========   ===========    ===========


                                                                         Deficit
                                                                     Accumulated
                                              Additional             During The
                                               Paid-In              Development
                                               Capital      Stage       Total
                                               --------    --------    --------

Balances, January 20,
  1993 (the date of inception) .............       $-          $-          $-
Issuance of common stock ...................       --          --          --
                                               --------    --------    --------

Balances, June 30, 1993 ....................       --          --          --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ..............................      7,500        --         7,500
Common stock subscribed ....................       --          --           788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ................................      5,232        --         5,232
Write-off of common stock
  subscribed due to abandonment
  of development project ...................       (788)       --          (788)

Net loss ...................................       --        (9,530)     (9,530)
                                               --------    --------    --------

Balances, June 30, 1994 ....................     12,732      (9,530)      3,202

Net loss ...................................       --        (9,475)     (9,475)
                                               --------    --------    --------

Balances, June 30, 1995 ....................     12,732     (19,005)     (6,273)
                                               --------    --------    --------

Net loss ...................................       --        (7,785)     (7,785)
                                               --------    --------    --------

Balances, June 30, 1996 ....................   $ 12,732    $(26,790)   $(14,058)
                                               ========    ========    ========

The accompanying notes are an integral part of these financial statements.
================================================================================

                          CAPITOL QUEEN & CASINO, INC.

          ( A Development Stage Company And A Wholly Owned Subsidiary
                            Of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS

                      (Dollars In For The Period Thousands)
                                January 20, 1993
                               ------------------
================================================================================

                                                       Year Ended June 30,
                                              ---------------------------------

                                                  1996        1995        1994
                                              --------    --------    --------
Cash flows from development stage activities:
  Net loss ................................   $ (7,785)   $ (9,475)   $ (9,530)
                                              --------    --------    --------
  Adjustments to reconcile net loss
   to net cash used in development
   stage activities:
  Amortization of financing and other costs        100         202       1,039
  Amortization of original issue discount .        408         834         665
  Abandonment losses and write-downs of
   assets held for sale ...................      4,392        --         6,034
  Extraordinary loss on retirement of debt        --         4,089        --
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures ...................      2,238        (216)        765
  Increase in advances from related
    party payable .........................        602         392        --
                                              --------    --------    --------
        Total adjustments .................      7,740       5,301       8,503
                                              --------    --------    --------
        Net cash used in development
         stage activities .................        (45)     (4,174)     (1,027)
                                              --------    --------    --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..........       --        (1,724)    (11,212)
  Deposits and other assets ...............       --            12         (72)
  Capitalization of preopening costs ......       --          --          (340)
  Development costs .......................       --          --          (553)
  Net (additions to) reductions in
   restricted cash equivalents ............       --        24,898     (24,929)
                                              --------    --------    --------
       Net cash provided by (used in)
        investing activities ..............       --        23,186     (37,106)
                                              --------    --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ..................................       --       (20,200)       --
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .       --          --        30,666
  Proceeds from borrowings under
   notes payable to related parties .......       --         1,200        --
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...............................       --          --         7,500
                                              --------    --------    --------
       Net cash (used in) provided by
        financing activities ..............       --       (19,000)     38,166
                                              --------    --------    --------

       Net increase (decrease) in cash
        and cash equivalents ..............        (45)         12          33

Cash and cash equivalents, beginning
  of period ...............................         45          33        --
                                              --------    --------    --------

Cash and cash equivalents, end of period ..   $   --      $     45    $     33
                                              ========    ========    ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized   $   --      $  4,020    $  1,787
                                              ========    ========    ========
  Original issue discount that did not
   affect cash ............................   $   --      $   --      $  7,500
                                              ========    ========    ========
  Equity contribution by Becker Gaming that
   did not affect cash ....................   $   --      $   --      $  5,232
                                              ========    ========    ========



                                     (The Date Of Inception)Through June 30,
                                     ---------------------------------------

                                                      1996
                                                  --------
Cash flows from development stage activities:
  Net loss ....................................   $(26,790)
                                                  --------
  Adjustments to reconcile net loss
   to net cash used in development
   stage activities:
  Amortization of financing and other costs ...      1,341
  Amortization of original issue discount .....      1,907
  Abandonment losses and write-downs of
   assets held for sale .......................     10,426
  Extraordinary loss on retirement of debt ....      4,089
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures .......................      2,787
  Increase in advances from related
    party payable .............................        994
                                                  --------
        Total adjustments .....................     21,544
                                                  --------
        Net cash used in development
         stage activities .....................     (5,246)
                                                  --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..............    (12,936)
  Deposits and other assets ...................        (60)
  Capitalization of preopening costs ..........       (340)
  Development costs ...........................       (553)
  Net (additions to) reductions in
   restricted cash equivalents ................        (31)
                                                  --------
       Net cash provided by (used in)
        investing activities ..................    (13,920)
                                                  --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ......................................    (20,200)
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .....     30,666
  Proceeds from borrowings under
   notes payable to related parties ...........      1,200
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...................................      7,500
                                                  --------
       Net cash (used in) provided by
        financing activities ..................     19,166
                                                  --------

       Net increase (decrease) in cash
        and cash equivalents ..................       --

Cash and cash equivalents, beginning of period        --
                                                  --------

Cash and cash equivalents, end of period ......   $   --
                                                  ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...   $  5,807
                                                  ========
  Original issue discount that did not
   affect cash ................................   $  7,500
                                                  ========
  Equity contribution by Becker Gaming that did
       not affect cash ........................   $  5,232
                                                  ========

The accompanying notes are an integral part of these financial statements.
- --------------------------------------------------------------------------------


                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.   Summary Of Significant Accounting Policies:

     Basis Of Presentation
     ---------------------

     Capitol Queen & Casino, Inc. ("CQC" or the "Company"), a development stage company, was incorporated in Missouri on January 20, 1993, and had acquired a franchise from the City of Jefferson City, Missouri to develop, construct, own and operate a riverboat casino (the "Capitol Queen"), subject to state licensure. the Company has abandoned the Capitol Queen project, as more fully described in Note 2. Subsequent to incorporation, the stockholders of the Company exchanged all of the outstanding stock of the Company for common stock of a Nevada holding company, Becker Gaming, Inc. ("BGI"), in a tax-free exchange. BGI is wholly owned by the Becker family and serves as a holding company for the Becker family gaming interests, which include CQC and the following wholly owned subsidiaries:

     o Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     o Becker Gaming Group ("BGG"), a Nevada corporation which (together with its wholly owned subsidiary Innerout, Inc.) owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

     o Arizona Charlie's, Inc. ("AC"), a Nevada corporation which operates a Las Vegas hotel and casino.

     Cash Equivalents And Concentration Of Credit Risk

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

     Property And Equipment
     ----------------------

     Property and equipment are recorded at cost and include interest capitalized during the construction period. The Company's policy is to compute depreciation using the straight-line method. No depreciation has been recorded while the Company is in the development stage.


     Debt Issue Costs
     ----------------

     Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

     Federal Income Taxes
     --------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted SFAS 109 at inception (January 20, 1993).

     The Company is included in the consolidated federal income tax returns filed by BGI. CQC's tax allocation is based on the amount of tax it would incur if it filed a separate return except the Company does not receive any benefits from carry-backs to prior years.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters described in Notes 2 and 3.

2.   Missouri   Gaming   License,  Default  Under   Indebtedness,
     Management's Plans, and Going Concern:

     CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

     CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the indenture governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The first step repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and $1,200,000 on May 15, 1996 and AC (which has guaranteed the CQC Notes as more fully described in Note 4) did not have available funds to advance on behalf of CQC. Further, Management believes that AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes, particularly because AC is in default of covenants under indebtedness AC (the "AC Notes"). In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the December 31, 1995 expiration date passed. As more fully described in Note 3, a further write-down in the carrying value of the riverboat was recognized in the fourth quarter of 1996, after the election in Jefferson City, the expiration of the Aerie contract, and due to deteriorating market conditions.

     CQC continues to market its riverboat assets to prospective buyers and Management is currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3.   Construction Project And Related Contingencies:

     Capitol Queen Project
     ---------------------

     The Capitol Queen project, as originally contemplated by the Company, was to include the riverboat, dockside facilities, restaurants and related ancillary facilities to be built on land acquired by the Company in July 1993. As a result of the decision to discontinue the project, all costs associated with the design and development of the facilities were written off in the fourth quarter of the Company's 1994 fiscal year, with the exception of the historical cost of the land and the riverboat which was reclassified to assets held for sale.

     The Company had contracted with a shipbuilder to construct the Capitol Queen riverboat. The total cost of the riverboat was $11,892,000, including construction period interest and other assets. During the fourth quarter of the year ended June 30, 1996, based on deteriorating market conditions after the expiration of the Aerie contract, the Company recognized a loss of $ $4,392,000 and wrote-down the carrying value of the riverboat to $7,500,000. Such revised carrying value represents management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.


     Jefferson City Development Agreement
     ------------------------------------

     The Company acquired the franchise rights to operate the Capitol Queen under a development agreement with the City of Jefferson City, Missouri (the "Development Agreement"), beginning September 1, 1993 for a period of seven years. The Company's rights and obligations under the Development Agreement were contingent upon receiving a gaming license which, until the occurrence of the events described in Note 2, management believed was probable.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as matter of law the 1995 election does not affect the validity of the Development Agreement. However, to avoid the cost and uncertainty of litigation, CQC and Jefferson City in June 1996 entered into an agreement pursuant to which the Development Agreement was rescinded and Jefferson City refunded $300,000 of the $400,000 CQC had originally paid to the City under the Development Agreement.

     Other Development Agreement
     ---------------------------

     As discussed below, the Company and BGI have each entered into additional agreements in connection with the development of the Capitol Queen project, which have been terminated as a result of the decision by the Missouri Gaming Commission.

     In January 1993, prior to incorporation, the stockholders of the Company agreed that, upon being licensed in Missouri to own and operate the Capitol Queen, the Company would issue shares of its common stock to three individuals who assisted the then existing stockholders of the Company in obtaining the rights to develop the Capitol Queen (the "CQC Stock
     Agreement"). The aggregate amount of stock subject to the CQC Stock Agreement represents 5.25% of the outstanding common stock of the Company, and was subject to increase to 8.25% if the convention center required under the Development Agreement was not constructed on land controlled by the parties to the CQC Stock Agreement. The Company has the option to repurchase any or all of such stock, except for 25% held by one individual, for a period of three years from issuance at an aggregate purchase price of $750,000 ($1,200,000 if the additional shares were issued). In addition to the above requirements of the CQC Stock Agreement, the Company also agreed to pay a lump-sum fee of $350,000 to two of the above individuals after receiving a license and the commencement of operations of the Capitol Queen.

     At the time CQC was awarded the Development Agreement, and until the occurrence of the events described in Note 2, the Company believed it was probable it would receive a gaming license in Missouri. Accordingly, to reflect the CQC Stock Agreement, CQC recorded subscribed stock of $788,000 (using the $750,000 value described above for 5.0% of the stock to determine the value of the remaining 25% interest), recorded amounts payable under the agreement for $350,000 and recorded a corresponding total charge of $1,138,000 to development costs, to be amortized over the life of the Development Agreement. As a result of the decision by the Missouri
     Gaming Commission and the abandonment of the Capitol Queen project, management believes that it has been relieved of these obligations. Accordingly, the subscribed stock, the $350,000 liability and the related deferred costs (net of amortization from September 1, 1993 to June 30, 1994) were written-off in the fourth quarter of fiscal 1994.

     In September 1993, the Company's parent, BGI, agreed that it would repurchase certain rights to acquire equity in CQC (the "Repurchase Agreement") which it had previously granted to various parties (the "Sellers"). The Sellers assisted BGI and the Company, through the BGI stockholders, in obtaining the approval to develop, own and operate the Capitol Queen in Jefferson City. Under the terms of the Repurchase Agreement, BGI agreed to pay the Sellers an aggregate amount of $5,925,000, payable in installments through July 1, 1997 and bearing interest at 10% per annum from the date the Capitol Queen opens for business. BGI also agreed that if prior to maturity, BGI proposed to sell any of its common stock in an underwritten public offering, the Sellers may accept registered shares in lieu of the payments required based on the public offering price of such shares (less any underwriters discount) subject to certain underwriter limitations.

     The Repurchase Agreement provided that in the event the development, ownership or operation of a riverboat gaming business in Jefferson City becomes unlawful or CQC is declined a gaming license, the Repurchase Agreement becomes null and void. At the time BGI entered the Repurchase Agreement, and until the occurrence of the events described in Note 2, the Company believed it was probable it would receive a gaming license in Missouri. Accordingly, the assumption of the liability under the Repurchase Agreement was treated as an additional investment in CQC by BGI, and the related present value of the costs to the Sellers of $5,232,000 was recorded as deferred development costs to be amortized over the life of the Development Agreement.

     As a result of the decision by the Missouri Gaming Commission and the abandonment of the Capitol Queen project, BGI believes that it has been relieved of its obligations under the Repurchase Agreement. Accordingly, the deferred costs under the Repurchase Agreement (net of amortization from September 1, 1993 to June 30, 1994) were written-off in the fourth quarter of fiscal 1994.

     In addition to the above, in the fourth quarter of fiscal 1994, CQC wrote-off previously capitalized expenditures of $1,375,000 and capitalized pre-opening expenses of $340,000 associated with the development of the Capitol Queen project.


4.   Long-Term Debt:

     On November 18, 1993, the Company completed a private placement debt financing of $40,000,000 principal amount of 12% First Mortgage Notes Due November 15, 2000 (the " CQC Notes"). The offering generated net proceeds of approximately $30,666,000 (after deducting original issue discount of $7,500,000 and debt issue costs). Interest on the Notes is payable semi-annually. The Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected) and are collateralized by a first mortgage on substantially all of the assets of the Company. The CQC Notes have been classified as currently payable at June 30, 1996 due to anticipated acceleration upon default and management's plans to negotiate a payoff of the indebtedness, as more fully described in Note 2.

     As also described in Note 2, the Company was unable to make the interest payments due under the CQC Notes on November 15, 1995 and May 15, 1996. Such past due interest in the amount of $2,400,000 has been accrued in the accompanying financial statements.

     As of January 1, 1995, CQC's obligations under the Indenture governing the CQC Notes were amended with the requisite consent of the holders of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The Company incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000.

     Concurrent with the placement of the Notes, BGI sold 2,500,000 warrants (the "Warrants") exercisable for BGI common stock for gross proceeds of $7,500,000. The gross proceeds from the sale of the Warrants were contributed to the Company.

     The Indenture governing the CQC Notes (the "Indenture") limits the use of the net proceeds from the offering and the sale of the Warrants to fund the cost of the development and construction of the Capitol Queen project, the development of a convention center in Jefferson City, Missouri and initial interest payments. The proceeds were placed in escrow with a trustee pending drawdowns for qualifying project expenditures. As more fully explained in Note 2, certain of the proceeds were used in January 1995 in connection with the first step of the plan to repay the CQC Notes. The CQC Notes are not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the Indenture. The Company has the option to redeem the Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI consummates an initial public offering of its common stock, the Company may also redeem the CQC Notes, at a premium of 108%.

     The Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness.

5.   Related-Party Transactions:

     Prior to the inception of CQC and through November 18, 1993, AC advanced a total of approximately $1,090,000 to fund development costs of CQC which was fully repaid on November 18, 1993 with proceeds from the private placement financing transaction. As of June 30, 1996 and 1995, the amounts payable to AC by the Company for additional advances were $993,000 and $392,000, respectively. The advances are non-interest bearing.

     In May, 1995, CQC borrowed $1.2 million from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due June 30, 1997, with interest at an annual rate of 5.56%.

6.   Income Taxes:

     The components included in determining the provision for income taxes for the years ended June 30, 1996, 1995, and 1994, net of extraordinary items, are shown below:

                                            1996           1995           1994
                                            ----           ----           ----
Tax provision (benefit) at federal
 income tax statutory rate .......   $(2,647,000)   $(1,831,000)   $(3,240,000)
Unrecognized tax benefit from net
 operating losses ................     2,574,000      1,831,000      3,240,000
Other ............................        73,000           --             --
                                     -----------    -----------    -----------

         Income tax provision ....   $      --      $      --      $      --
                                     -----------    -----------    -----------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred taxes as of June 30, 1996 and 1995 were as follows:

                                                  1996           1995
                                                  ----           ----
Liabilities ............................   $      --      $      --
                                             ---------      ---------
Assets:

Federal net operating loss carryforwards     4,582,000      4,420,000
  Accrued interest expense .............       918,000           --
  Valuation allowance for assets held
    for sale ...........................     1,494,000           --
  Total deferred tax assets ............     6,994,000      4,420,000
                                             ---------      ---------
  Valuation allowance ..................    (6,994,000)    (4,420,000)
                                            ----------     ----------
  Net deferred taxes ...................   $       --      $      --
                                             ---------      ---------

     As of June 30, 1996, the Company had a federal net operating loss carryforward of approximately $13,478,000 which expires between 2009 and 2011.

7.   Fair Value of Financial Instruments:

     The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes approximate fair values due to the short-term maturities and approximate market interest rates of these instruments.

     Management is unable to determine a fair value for the outstanding $20,000,000 principal amount ($17,526,000 carrying amount at June 30, 1996) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"). It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of the AC Notes and CQC Notes, as more fully discussed in Note 2.

================================================================================
                                   SCHEDULE I

                      BECKER GAMING, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF THE COMPANY

The following condensed financial statements reflect the parent company (Becker Gaming, Inc.) only, accounting for its wholly owned subsidiaries on the equity method of accounting. All footnote disclosures have been omitted since the information has been included in the Company's consolidated financial statements included elsewhere in this Annual Report an Form 10-K.

                               BECKER GAMING, INC.
                              (PARENT COMPANY ONLY)

                          CONDENSED STATEMENTS OF LOSS
                             (Dollars In Thousands)
================================================================================

                                            Year Ended June 30,
                                 --------------------------------------
                                      1996        1995        1994
                                  --------    --------    --------

Revenues:
 Management fee revenue from
  subsidiaries ................   $  2,125    $  3,787    $    240
                                  --------    --------    --------
Operating expenses:
 General and administrative ...      1,204       3,398         264
 Depreciation and  amortization        253         362          30
                                  --------    --------    --------
                                     1,457       3,760         294
                                  --------    --------    --------
Other income (expenses):
 Interest expense .............       (441)       (454)       (337)
 Gain on write-off of
  liability relating to the
  CQC project abandonment .....       --          --           309
 Write-down of assets to net
  realizable value ............       (439)       --          --
 Loss on sale of assets .......       --           (76)       --
 Equity interest in loss
  of subsidiaries .............    (11,785)    (13,424)     (9,455)
                                  --------    --------    --------
                                   (12,665)    (13,954)     (9,483)
                                  --------    --------    --------
 Loss before provision for
  income taxes ................    (11,997)    (13,927)     (9,537)
 Provision (benefit) for
  income taxes ................       (171)       (607)       --
                                  --------    --------    --------
    Net income (loss) .........    (11,826)    (13,320)     (9,537)
  Retained deficit,
   beginning of year ..........    (22,857)     (9,537)       --
                                  --------    --------    --------
  Retained deficit,
   end of year ................   $(34,683)   $(22,857)   $ (9,537)
                                  ========    ========    ========
================================================================================

                             SCHEDULE I (continued)

                      BECKER GAMING, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                               BECKER GAMING, INC.
                              (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                             (Dollars In Thousands)


                                                         As of June 30,
                                             -----------------------------------
                                                     1996                1995
                                                 --------            --------
ASSETS

Current assets:
 Cash ..............................             $     27            $     40
 Income taxes receivable
  from subsidiaries ................                  778                 607
 Prepaid expenses ..................                 --                    14

 Assets held for sale ..............                3,233                --
                                                 --------            --------
    Total current assets ...........                4,038                 661
                                                 --------            --------

 Furniture and equipment ...........                  308               4,565
 Less accumulated depreciation .....                 (108)               (509)
                                                 --------            --------
    Net property and equipment .....                  200               4,056
                                                 --------            --------
Other assets:
 Deposits and other ................                  523                 425
 Investments in subsidiaries .......                2,630               2,071
 Management fees receivable from
  subsidiaries .....................                6,780               3,375
 Financing costs, net ..............                 --                    23
                                                 --------            --------
    Total other  assets ............                9,933               5,894
                                                 --------            --------
    Total assets ...................             $ 14,171            $ 10,611
                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..................             $      1            $    127
 Accounts payable to related parties                3,901                 467
 Accrued expenses ..................                  624                 171
 Current portion of notes payable ..                4,416               4,416
 Current portion of obligations ....                1,858                 779
  under capital leases .............                 --                  --
    Total current
     liabilities ...................               10,800               5,960
                                                 --------            --------

Obligations under capital leases,
 less current portion ..............                 --                 1,798
                                                 --------            --------
    Total liabilities ..............               10,800               7,758
                                                 --------            --------

 Common stock, $.01 par value,
  20,000,000 shares authorized,
  10,000,000 shares issued and
  outstanding ......................                  100                 100
 Preferred stock, $1 par value,
  5,000,000 shares authorized,
  none issued and outstanding ......                 --                  --
 Additional paid-in capital ........               37,954              25,610
 Accumulated deficit ...............              (34,683)            (22,857)
                                                 --------            --------
    Total stockholders' equity .....                3,371               2,853
                                                 --------            --------
    Total liabilities and ..........             $ 14,171            $ 10,611
     stockholders' equity ..........             ========            =========

================================================================================

                             SCHEDULE I (continued)
                      BECKER GAMING, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF THE COMPANY
                               BECKER GAMING, INC.
                              (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)


                                                    Year Ended June 30,
                                        ----------------------------------------
                                                   1996        1995        1994
                                               --------    --------    --------
Cash flows from operating activities:
 Net loss .............................        $(11,826)   $(13,320)   $ (9,537)
                                               --------    --------    --------
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
 Equity interest in loss
  of subsidiaries .....................          11,785      13,424       9,455
 Depreciation and amortization ........             253         362          30
 Loss on sale of assets ...............             439          76        --
 (Increase) decrease in
  operating assets: ...................            --          --          --
 Income taxes receivable from
  subsidiaries ........................            (171)       (607)       --
 Prepaid expenses .....................              14           3           2
 Increase (decrease) in
  operating liabilities:
 Accounts payable .....................            (126)        (25)        152
 Accrued expenses .....................             453          90          82
 Payables to subsidiaries .............           3,434          22         445
                                               --------    --------    --------
    Total adjustments .................          16,081      13,345      10,166
                                               --------    --------    --------
    Net cash provided by
     operating activities .............           4,255          25         629

Cash flows from investing activities:
 Increase in management fees receivable
  from subsidiaries ...................          (3,405)     (3,109)       (240)
 Capital expenditures .................             (31)       (118)        (31)
 Increase in deposits and other .......            (113)        (48)        (76)
 Proceeds from sale of assets .........            --           662        --
 Contribution to Capitol Queen &
  Casino, Inc. ........................            --          --        (7,500)
                                               --------    --------    --------
    Net cash used in
     investing activities .............          (3,549)     (2,613)     (7,847)
                                               --------    --------    --------
Cash flows from financing activities: Proceeds from issuance of warrants, ..
  net of issuance costs ...............            --          --         7,004
 Proceeds from issuance of
  notes payable .......................            --         4,116         300
 Payments on capital
  lease obligations ...................            (719)     (1,495)        (79)
                                               --------    --------    --------
    Net cash provided by (used in)
     financing activities .............            (719)      2,621       7,225
                                               --------    --------    --------
    Net increase in cash and cash
     equivalents ......................             (13)         33           7
Cash and cash equivalents,
beginning of period ...................              40           7        --
                                               --------    --------    --------
Cash and cash equivalents, end
of period .............................        $     27    $     40    $      7
                                               ========    ========    ========
================================================================================

                                  SCHEDULE II

                      BECKER GAMING, INC. AND SUBSIDIARIES

                        VALUATION  AND  QUALIFYING  ACCOUNTS For The Years Ended
                June 30, 1996, 1995 And 1994


                                    Additions
                                                         ----------------------
                                             Balance at  Charged to   Charged to
                                             Beginning   Costs and    Other
               Description                   of Year     Expenses     Accounts
               -----------                   -------     --------     --------

Allowance for doubtful accounts:

  Year ended June 30, 1996 ..............  $   44,000   $   44,000   $     --
                                           ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $     --     $   44,000   $     --
                                           ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $  150,000   $   14,689   $     --
                                           ==========   ==========   ==========



Deferred Tax Asset Valuation Allowance:

  Year ended June 30, 1996 ..............  $5,343,000   $     --     $3,705,000
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $1,378,000   $     --     $3,965,000
                                            ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $     --     $     --     $1,378,000
                                            ==========   ==========   ==========

                                                            Balance at
                                                            End of
               Description                     Deductions   Year
               -----------                     ----------   ----
Allowance for doubtful accounts:

  Year ended June 30, 1996 .............       $     --     $   88,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $   44,000
                                               ==========   ==========

  Year ended June 30, 1994 .............       $  164,689   $     --
                                               ==========   ==========



Deferred Tax Asset Valuation Allowance:

  Year ended June 30, 1996 .............       $     --     $9,048,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $5,343,000
                                               ==========   ==========

  Year ended June 30, 1994 .............       $     --     $1,378,000
                                               ==========   ==========


                                   SCHEDULE II

                             ARIZONA CHARLIE'S, INC.

              VALUATION AND QUALIFYING ACCOUNTS For The Years Ended
                          June 30, 1996, 1995 And 1994


                                                                Additions
                                                          ----------------------
                                             Balance at  Charged to   Charged to
                                             Beginning   Costs and    Other
               Description                   of Year     Expenses     Accounts
               -----------                   -------     --------     --------

Allowance for doubtful accounts:

  Year ended June 30, 1996 ..............  $1,592,000   $  601,000   $     --
                                            ==========   ==========   ==========
  Year ended June 30, 1995 ..............  $     --     $1,592,000   $     --
                                            ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $     --     $     --     $     --
                                            ==========   ==========   ==========



Deferred Tax Asset Valuation Allowance:

  Year ended June 30, 1996 ..............  $1,840,000   $     --     $1,482,000
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $  213,000   $     --     $1,627,000
                                            ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $     --     $     --     $  213,000
                                            ==========   ==========   ==========

                                                            Balance at
                                                            End of
               Description                     Deductions   Year
               -----------                     ----------   ----

Allowance for doubtful accounts:

  Year ended June 30, 1996 .............       $     --     $2,193,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,592,000
                                               ==========   ==========

  Year ended June 30, 1994 .............       $     --     $     --
                                               ==========   ==========



Deferred Tax Asset Valuation Allowance:

  Year ended June 30, 1996 .............       $     --     $3,322,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,840,000
                                               ==========   ==========

  Year ended June 30, 1994 .............       $     --     $  218,000
                                               ==========   ==========


                                   SCHEDULE II

                                SUNSET COIN, INC.

                        VALUATION  AND  QUALIFYING  ACCOUNTS For The Years Ended
                June 30, 1996, 1995 And 1994



                                                               Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
- --------------------------------------  -----------   -----------   -----------
Allowance for doubtful accounts

 Year ended June 30, 1996 ............  $    44,000   $    44,000   $      --
                                        ===========   ===========   ===========

 Year ended June 30, 1995 ............  $      --     $    44,000   $      --
                                        ===========   ===========   ===========

 Year ended June 30, 1994 ............  $   150,000   $    14,689   $      --
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
- --------------------------------------  -----------   --------
Allowance for doubtful accounts

 Year ended June 30, 1996 ............  $      --     $ 88,000
                                        ===========   ========

 Year ended June 30, 1995 ............  $      --     $ 44,000
                                        ===========   ========

 Year ended June 30, 1994 ............  $   164,689   $   --
                                        ===========   ========

                                   SCHEDULE II

                          CAPITOL QUEEN & CASINO, INC.

              VALUATION AND QUALIFYING ACCOUNTS For The Years Ended
                          June 30, 1996, 1995 And 1994

                                                               Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
- --------------------------------------  -----------   -----------   -----------

Allowance for doubtful accounts
 Year ended June 30, 1996 ............  $ 4,420,000   $      --     $ 2,574,000
                                        ===========   ===========   ===========

 Year ended June 30, 1995 ............  $ 1,181,000   $      --     $ 3,239,000
                                        ===========   ===========   ===========

 Year ended June 30, 1994 ............  $      --     $      --     $ 1,181,000
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
- --------------------------------------  -----------   --------
Allowance for doubtful accounts

 Year ended June 30, 1996 ............  $      --     $ 6,994,000
                                        ===========   ===========

 Year ended June 30, 1995 ............  $      --     $ 4,420,000
                                        ===========   ===========

 Year ended June 30, 1994 ............  $      --     $ 1,181,000
                                        ===========   ===========

                                    EXHIBIT
         3.1        Articles of  Incorporation of the Company.*
         3.2        By-Laws of the Company.*
         4.1 Indenture dated November 15, 1993 among Arizona Charlie's, as issuer, Sunset Coin, as guarantor, and IBJ Schroder Bank & Trust Company ("IBJ"), as trustee, as amended by First Supplemental Indenture dated January 1, 1995.*
         4.2 Indenture dated November 15, 1993 among Capitol Queen, as issuer, Arizona Charlie's, as guarantor, and IBJ, as trustee, as amended by First Supplemental Indenture dated January 1, 1995.*
         10.1 Form of amended Warrant Agreement among the Company and the purchasers named therein (the "Purchasers").*
         10.2 Fee and Leasehold Deed of Trust, Assignment of Leases and Subleases, Security Agreement and Fixture Filing dated November 15, 1993 by Arizona Charlie's and CLC, as grantors, to Land Title of Nevada, Inc., as trustee, for the benefit of IBJ, as collateral agent.*
         10.3 Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing dated November 15, 1993 by Capitol Queen, as grantor, to Charles W. Riley, as trustee, for the benefit of IBJ, as collateral agent.*
         10.4 Form of First Preferred Ship Mortgage Securing an Indenture between Capitol Queen and IBJ.* 10.5 Form of Security Agreements dated November 15, 1993 between each of Arizona Charlie's and Capitol Queen and IBJ, as collateral agent.*
         10.6 Form of Stock Pledge Agreements dated November 15, 1993 between each of Arizona Charlie's and Capitol Queen and IBJ, as collateral agent.*
         10.7 Form of Collateral Agency Agreement dated November 15, 1993 among Arizona Charlie's, CLC and IBJ, as trustee and collateral agent and between Capitol Queen and IBJ, as trustee and collateral agent.*
         10.8 Promissory Notes dated December 24, 1993 made by each of the Beckers in favor of Arizona Charlie's.*
         10.9 Promissory Notes dated December 24, 1993 made by each of the Beckers in favor of Sunset Coin.* 10.10 Tax Indemnity Agreement dated December 24, 1993 among Arizona Charlie's, Sunset Coin, Becker Gaming Group and each of the Beckers.*
         10.11 Registration Rights Agreements dated as of May 31, 1994 among the Company and each of the Beckers.*
         10.12 Form of Management Agreements dated as of May 31, 1994 between the Company and each of Arizona Charlie's, Capitol Queen, Sunset Coin and Becker Gaming Group.*
         10.13 Form of Tax Allocation Agreements dated as of May 31, 1994 between the Company and each of Arizona Charlie's, Sunset Coin, Becker Gaming Group and Capitol Queen.*
         10.14 Form of Consulting Agreements dated as of May 31, 1994 between the Company and each of Ernest A. Becker, III, Ernest A. Becker, IV and Barry W. Becker.*
         10.15 Employment Agreement dated as of May 31, 1994 between the Company and Bruce F. Becker.* 10.16 Stockholders Agreements dated as of May 31, 1994 among each of the Beckers.* 10.17 Leases dated May 1, 1988 and August 21, 1990 between Charleston Heights Shopping Center and Arizona Charlie's.*
         10.18 Ground Lease dated December 1, 1986 between Becker Investment Company and Becker Family Trust No. 2 and Becker Gaming Group; Assignment dated September 16, 1987 assigning the interest of Becker Investment Company and Becker Family Trust No. 2 to Lakeside Partners.*
         10.19 Lease dated August 12, 1986 between Fremont West Shopping Center and Becker Gaming Group.* 10.20 Lease dated July 27, 1988 between Becker Investment Co. and Becker Gaming Group.*
                    10.21 Lease dated September 19, 1994 between Weddington Investment Partnership and Innerout, Inc.* 10.22 Lease dated March 24, 1995 between Sunset Coin, Inc. and Innerout, Inc.*
                    10.23 Lease agreement between Arizona Charlie's, Inc. and Bruce F. Becker.*
         10.24 Aircraft Purchase Agreement dated July 1, 1996 between Arizona Charlie's and Limerick Holdings, LLC.
         21.1       Subsidiaries of the Company.
         27.1       Financial Data Schedule




                           AIRCRAFT PURCHASE AGREEMENT


This Agreement, made this 1st day of July, 1996 ("Agreement"), by and between Arizona Charlie's, a Nevada corporation (hereinafter referred to as "Seller") having its principal office at 740 South Decatur Boulevard, Las Vegas, Nevada 89107, and Limerick Holdings, LLC (hereinafter referred to as "Purchaser") having its office at 252 Clayton Street, Denver, Colorado 80206.

NOW THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

SECTION 1.  SALE OF AIRCRAFT; SALE PRICE; PAYMENT; ETC.

A.   SALE OF AIRCRAFT

     Purchaser agrees to purchase and Seller agrees to sell one (1) Gulfstream Model G1159 Aircraft bearing Federal Aviation Administration registration number N57BG and bearing manufacturer's serial number 061, together with two (2) installed Rolls Royce Spey MK 511-8 engines bearing manufacturer's serial number 8642 and 8631 (collectively, the "Aircraft") pursuant to the terms and conditions set forth in this Agreement. A description of the Aircraft is set forth in Exhibit A hereto.

B.   SALE PRICE

     The sale price for the Aircraft shall be three million three hundred forty four thousand dollars ($3,344,000.00).

C.   PAYMENT

     Purchaser has previously deposited two hundred fifty thousand dollars ($250,000.00) with Insured Aircraft Title Service, Inc. (the "Escrow Agent") to be applied toward the sale of the Aircraft and transferred to Seller upon delivery of the Aircraft to Purchaser. On the Closing Date (as defined below), Purchaser shall pay three million ninety four thousand dollars ($3,094,000.00) to seller by wire transfer of immediately available funds to the Escrow Agent. In addition, Purchaser shall instruct the Escrow Agent to release the deposit of two hundred fifty thousand dollars ($250,000.00) it holds to Seller.

D.   CLOSING DATE

     The closing shall take place on July 20, 1996, or such other date as mutually agreed by the parties hereto (the "Closing Date").

E.   AIRWORTHINESS CERTIFICATE

     A standard Airworthiness Certificate will be on the Aircraft on the Closing Date.

F.   RECORDS

     Seller will transfer to Purchaser on the Closing Date all log books and such other records pertaining to the operation and maintenance of the Aircraft.

SECTION 2.     DELIVERY OF AIRCRAFT

     Seller shall deliver the Aircraft to Purchaser at Denver, Colorado on the Closing Date. Purchaser shall evidence the delivery of the Aircraft by executing the Delivery Receipt, substantially in the form attached hereto as Exhibit B. Seller shall deliver to Purchaser on the Closing Date a standard FAA Bill of Sale for the Aircraft or other document in the normal and usual form conveying title of said Aircraft to Purchaser free and clear of all liens, charges or encumbrances other than those specified herein. On the Closing Date, Purchaser shall pay for such Aircraft according to section 1 (C) above, and title to, risk of loss with respect to, and responsibility for such Aircraft shall pass to Purchaser. Upon delivery of the Aircraft to Purchaser, such Aircraft shall be in "as is", "where is" condition at Denver, Colorado.

SECTION 3.     WARRANTIES

     Aircraft is being sold on an "as is" basis, and there are no warranties which extend beyond the description of the Aircraft in Exhibit A. Seller disclaims all express or implied warranties or representations of any kind or nature whatsoever including merchantability or fitness for a particular purpose. Seller warrants that the Aircraft will be delivered with the FAA Bill of Sale.

     To the extent that any manufacturers' warranties are still in effect with respect to the Aircraft (other than warranties which by their terms are unassignable), Seller will reasonably assist Purchaser to process warranty claims directly with the manufacturers.

     Seller will transfer or aid in the transfer of all revision and/or subscription services, including but not limited to, Gulfstream Computer Maintenance Program (CMP), Aircraft Technical Publications (ATP), Gulfstream Technical Publications, Gulfstream Flight Manuals, Global Data Base (NDB 2), and any credit remaining for these services to Purchaser.




SECTION   4.   TAXES

     Purchaser hereby agrees to pay any and all taxes, duties or fees assessed or levied by any federal, state or local taxing authority as result of the sale, delivery, transfer or registration of Aircraft.

     Seller shall not be liable for any failure of or delay in delivery of the Aircraft for the period that such failure or delay is due to acts of God or the public enemy; civil war, insurrection or riots, fires, explosions or serious accidents; governmental priorities or allocations; strikes or labor disputes; inability to obtain necessary materials, accessories, equipment or parts from the manufacturers thereof, or any other cause and to carry out this Agreement as promptly as practicable after such cause is terminated.

     This Agreement may not be assigned by either party without the prior written consent of the other.

     This Agreement shall be governed by, and construed in accordance with, the laws of the State of Nevada, without regard to principles of conflicts of laws.

     This Agreement shall not be notified or amended except by an instrument in writing agreed to and signed by fully authorized representatives of the parties.

     Upon a failure by Purchaser to accept the Aircraft under the terms and conditions of this Agreement, upon written notice to Purchaser, Seller may cancel this Agreement, retain the deposit or downpayment as liquidated damages and proceed to otherwise sell or dispose of the Aircraft with no further liability to the Purchaser.

     Purchaser warrants that the terms and conditions of this Agreement were fully read and understood, and that they constitute the entire agreement between the parties. There are no other agreements written or oral which pertain to the sale of the Aircraft.

     If any one or more provisions of this Agreement shall be found to be illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     This Agreement shall be binding upon and insure to the benefit of the respective legal representatives and heirs of the individual parties, except as otherwise herein provided.

     Purchaser agrees to cause tail number N57BG to be changed within 180 days of closing.

IN WITNESS WHEREOF, the parties hereto have caused this Purchase Agreement to be executed by their duly authorized representative on the date first written.



ARIZONA CHARLIE'S                  LIMERICK HOLDINGS, LLC


BY:   /s/ Bruce F. Becker              BY:  /s/ Pat Broe
    ------------------------               -----------------------
      Name:  Bruce F. Becker                Name:Pat Broe
      Title:  CEO                           Title: President





July 18, 1996

Pat Broe
The Broe Companies, Inc./ Limerick Holdings, L.L.C.
752 Clayton Street
Denver, CO 80206

Dear Mr. Broe:

In reply to your letter dated July 17, 1996 regarding an extension of time to close the sale of the Gulfstream II, a July 19, 1996 delivery to Denver, installation of new equipment items including a TCAS II, dual GNS XLS's, DME 42s and AFIS, and the cost of the July lease payment, we will acknowledge and agree with these items if the following additional conditions and considerations are met:

          The buyer will immediately forward the non-refundable escrow deposit of $250,000.00 to the seller (bank wire instructions attached) to be applied against purchase price.
          The buyer agrees that the Gulfstream will not be flown until the full and complete proceeds have been disbursed to US Bankcorp Leasing Company and to the seller.
          A written document needs to be completed by the buyer and addressed to Stevens Aviation indicating that the seller can retrieve the Gulfstream II if the sale is not closed on or before Friday, July 26, 1996. Payment for the installed new equipment will be made by Limerick Holdings, LLC and, if required, the aircraft will be returned with improvements completed and free of liens. A copy of such document is to be forwarded to the seller as soon as completed.
           Buyer acknowledges that when seller delivers the Gulfstream II to Denver on July 19, 1996, that such delivery constitutes delivery and acceptance of the Gulfstream II, evidenced by a delivery receipt. (attached) At the closing, Buyer will pay an additional $5,000 to the seller to defray the July lease cost of the Gulfstream II.
     Except as otherwise expressly provided herein, the aircraft purchase agreement dated July 01, 1996, shall remain in full force and effect.



If you have any questions or desire additional information, please contact Tom Burks.


Sincerely,


/s/ Jerry Griffis
- -----------------
Jerry Griffis
Chief Financial Officer
Becker Gaming, Inc.



      ACKNOWLEDGED AND AGREED TO THIS     DAY  OF          ,
1996.


     BUYER:    Limerick Holding, LLC



     By:  /s/Pat Broe
          ----------------
          Pat Broe

     Title:  President



cc:  Bruce F. Becker, President Becker Gaming Group
     Tom Burks, Business Aviation
     Chris Kearns, Chief Pilot


July 17, 1996



Mr. Tom Burks
Business Aviation
8614 Townhouse
Dallas, TX 75225


Re:  Gulfstream II, S/N 61


Dear Mr.  Burks:

This letter details the issues discussed during our telephone conversation this afternoon. As we discussed, I am interested in closing this quickly, and will help negotiate with the lessor tomorrow if required. During our conversation, I outlined the following items that are critical to me:

     Seller extends the closing until Friday, July 26, 1996.

      Seller delivers the aircraft to Denver on Friday, July 19, 1996 in order for improvements to be made. I will pay the cost of having the seller deliver the aircraft to Denver. We have Stevens Aviation scheduled to perform the following improvements: Installation of TCASII, dual GNS XLS's, new DME 42s and ASIS. The total workscope is worth approximately $340,000. If the closing does not occur as schedule under Item 1 above, the aircraft will be returned to you with improvements completed free of any liens.

      I am to open to discussion of defraying the July lease cost. However, based on our conversation, I have no feel for the dollar magnitude of this cost, and am not willing to pay for a significant amount.


Please acknowledge agreement with these times by signing below. If you have any questions, please call me at (303) 393-0033.

Sincerely,



/s/ Pat Broe
- ------------
Pat Broe




ACKNOWLEDGED AND AGREED TO THIS    DAY OF    , 1996.


SELLER:


By:


Title: