Form 10-K/A
period 1996-06-30
BECKER GAMING INC
filed 1996-10-01
CIK 920376

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

Becker Gaming Group
-------------------

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

                           Summary Compensation Table

                                               Annual Compensation
                                                -------------------

                                    All Other
Name and Position                     Salary          Bonus       Compensation
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

Name and Address (1)               Amount and Nature(2)    Percentage of
of Beneficial Owner             of Beneficial Ownership    Shares Outstanding
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

        Signature                  Title
        ---------                  -----
/s/Bruce F. Becker                 President, Chief Executive
--------------------------         Officer (Principal
Bruce F. Becker                    Executive Officer) and Director


/s/Jerry Griffis                   Chief Financial Officer
--------------------------         (Principal Financial
Jerry Griffis                      and Accounting Officer)

/s/ Barry W. Becker                Director
--------------------------
Barry W. Becker


/s/ Ernest A. Becker, III          Director
-------------------------
Ernest A. Becker, III


/s/ Ernest A. Becker, IV           Director
-------------------------
Ernest A. Becker, IV




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
================================================================================

                                                       Year Ended June 30,
                                                            --------
                                                    1996       1995       1994
                                                 --------   --------   --------
Cash flows from operating activities:
 Net income (loss) ............................  $ (4,559)  $ (4,936)  $  1,134
                                                 --------   --------   --------
 Adjustments  to  reconcile  net  income
   (loss) to net  provided  by (used by)
   operating activities:
  Provision for losses on related
   party receivables ..........................       601      1,592       --

  Depreciation and amortization ...............     3,491      3,373      2,222
  (Gain) loss on sale of equipment ............        11         (2)       (23)
(Increase) decrease in operating assets:
  Receivables .................................       185       (387)       408
  Inventories .................................        86       (108)        33
  Prepaid expenses ............................       241       (339)       433
  Deposits and other ..........................       (41)       (92)      --

Increase (decrease) in operating liabilities:
  Accounts payable, net of amounts
   for capital ................................         3       (144)       633
   expenditures
  Accrued expenses ............................       226        716        848
  Management fees due to Becker Gaming, Inc. ..     1,395      3,099        188
                                                 --------   --------   --------

    Total adjustments .........................     6,198      7,708      4,742
                                                 --------   --------   --------

    Net cash provided by operating activities .     1,639      2,772      5,876
                                                 --------   --------   --------

Cash flows from investing activities:
  Note receivable issued to CQC ...............      --       (1,200)      --

  Capital expenditures, net of amounts in
   accounts payable ...........................      (190)   (24,253)   (11,379)
  Increase in receivable from Becker Gaming,
   Inc ........................................    (2,065)    (4,154)      (300)

  Net (additions to) reductions in restricted
    cash equivalents ..........................      --       26,102    (26,112)

  Proceeds from assets sales ..................        15        104        269
  Deposits and other ..........................      --         --          342
                                                 --------   --------   --------

    Net cash used in investing activities .....    (2,240)    (3,401)   (37,180)
                                                 --------   --------   --------

Cash flows from financing activities:
  Proceeds from notes payable, net of
   financing costs ............................      --         --       51,105

  Proceeds from subordinated notes payable to .      --         --        5,000
   stockholders
  Proceeds from borrowing under notes payable .      --        2,250       --
  Principal payments on notes payable .........      (208)      (199)   (17,421)

Payments under capital lease obligations ......        (4)       (32)      (848)
  Distributions to former stockholders ........      --         --       (5,317)
  Payment of liability for Charlie's Land
   Company ....................................      --         --         (729)
                                                 --------   --------   --------

    Net cash provided by  (used in) financing
   activities .................................      (212)     2,019     31,790
                                                 --------   --------   --------
    Net increase (decrease) in cash and cash
   equivalents ................................      (813)     1,390        486

Cash and cash equivalents, beginning of
  the year ....................................     5,404      4,014      3,528
                                                 --------   --------   --------

Cash and cash equivalents, end of the year ....  $  4,591   $  5,404   $  4,014
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

Nature Of Operations
--------------------

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

Gaming Revenue
--------------

In accordance with industry practice, the Company recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances
----------------------

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

Preopening Expense
------------------

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

Federal Income Taxes
--------------------

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

Reclassifications
-----------------

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

Nature Of Operations
--------------------

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

Revenue
-------

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

Property And Equipment, And Depreciation
----------------------------------------

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

Income Tax Status
-----------------

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

Becker Gaming Group
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
                                               ==========   ==========


                                   SCHEDULE II

                                SUNSET COIN, INC.

                        VALUATION  AND  QUALIFYING  ACCOUNTS For The Years Ended
                June 30, 1996, 1995 And 1994



                                                               Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
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
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
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
                                        ===========   ========

                                   SCHEDULE II

                          CAPITOL QUEEN & CASINO, INC.

              VALUATION AND QUALIFYING ACCOUNTS For The Years Ended
                          June 30, 1996, 1995 And 1994

                                                               Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
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
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
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


Sincerely,


/s/ Jerry Griffis
-----------------
Jerry Griffis
Chief Financial Officer
Becker Gaming, Inc.



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

Sincerely,



/s/ Pat Broe
------------
Pat Broe




ACKNOWLEDGED AND AGREED TO THIS    DAY OF    , 1996.


SELLER:


By:


Title: