Form 10-Q/A
period 1995-09-30
BECKER GAMING INC
filed 1996-11-07
CIK 920376

===============================================================================

                                    FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                            -----------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 1995

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 33-76368

                               BECKER GAMING, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                                 88-0303849
     ------                                                 ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

740 S. Decatur
Las Vegas, Nevada                                           89107
-----------------                                           -----
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

                                                  Outstanding at
Class of common stock                             October 30, 1995
---------------------                             --------------
  $.01 par value                                10,000,000 shares

===============================================================================
                      BECKER GAMING, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                                      INDEX


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
                                                                         Page
BECKER GAMING, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets as of June 30, 1995 and
          September 30, 1995...............................................1
     Consolidated Statements of Operations and Retained Earnings
          (Deficit) for the Three-Month Periods Ended
          September 30, 1995 and 1994......................................2
     Consolidated Statements of Cash Flows for the Three-Month
          Periods Ended September 30, 1995 and 1994........................3
     Notes to Consolidated Financial Statements............................4

ARIZONA CHARLIE'S, INC.
     Balance Sheets as of June 30, 1995 and September 30, 1995............ 9
          Statements of Operations and Retained Earnings (Deficit)
          for the Three-Month Periods Ended September 30, 1995
          and 1994........................................................10
     Statements of Cash Flows for the Three-Month Periods
          Ended September 30, 1995 and 1994...............................11
     Notes to Financial Statements........................................12
SUNSET COIN, INC.
     Balance Sheets as of June 30, 1995 and September 30, 1995............18
          Statements of Income and Retained Earnings for the Three-
     Month Periods Ended September 30, 1995 and 1994......................19
          Statements of Cash Flows for the Three-Month Periods Ended
          September 30, 1995 and 1994.....................................20
     Notes to Financial Statements........................................21

CAPITOL QUEEN & CASINO, INC.
     Balance Sheets as of June 30, 1995 and September 30, 1995............26
     Statements of Loss Incurred During the Development Stage
          for the Three-Month Periods Ended September 30, 1995
          and 1994 and for the period from January 20, 1993
          (the date of inception) through September 30, 1995..............27
     Statements of Cash Flows for the for Three-Month Periods Ended September 30, 1995 and 1994 the period from January 20,
          1993 (the date of inception) through September 30, 1995.........28
     Notes to Financial Statements........................................29



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Becker Gaming, Inc...............................................34
         Arizona Charlie's, Inc...........................................34
         Sunset Coin, Inc.................................................39
         Capitol Queen & Casino, Inc......................................41

Part II.  Other Information
         Item 1.       Legal Proceedings..................................43
         Item 6.       Exhibits and Reports on Form 8-K...................45

Signatures ...............................................................46




================================================================================
                    BECKER GAMING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    (Dollars in Thousand, Except Share Data)


                                     ASSETS
                                                       September 30,    June 30,
                                                               1995        1995
                                                           --------    --------
                                                       (Unaudited)

Cash and cash equivalents ..............................   $  8,241    $  6,657
Restricted cash, in escrow account .....................         40          40
Trade and other accounts receivable ....................      1,371       1,088
Receivables from related parties .......................        128          33
Inventories ............................................        788         852
Prepaid expenses .......................................      1,100       1,318
Current portion of notes receivable ....................        205         233
                                                           --------    --------
   Total current assets ................................     11,873      10,221
                                                           --------    --------

Land improvements ......................................      1,628       1,628
Building and improvements ..............................     38,569      38,566
Leasehold improvements .................................      1,098       1,098
Furniture and equipment ................................     28,063      27,927
                                                           --------    --------
                                                             69,358      69,219
 Less, accumulated depreciation ........................    (17,329)    (16,648)
                                                           --------    --------
                                                             52,029      52,571
Land ...................................................        208         208
                                                           --------    --------
      Net property and equipment .......................     52,237      52,779
                                                           --------    --------


Assets held for sale ...................................     15,963      15,987

Notes receivable, less current
portion, net ...........................................        521         502
Receivables from related parties, less
current portion ........................................       --           165
Deposits and other .....................................      1,346       1,411
Financing costs, net ...................................      3,549       3,721
                                                           --------    --------
      Total other assets ...............................     21,379      21,786
                                                           --------    --------
      Total assets .....................................   $ 85,489    $ 84,786
                                                           ========    ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

                                                       September 30,    June 30,
                                                               1995        1995
                                                           --------    --------
                                                          (Unaudited)
Current liabilities:

   Trade accounts payable ..............................   $  3,435    $  2,028
   Accrued expenses ....................................      4,952       3,674
   Notes payable .......................................         81         121
   Current portion of subordinated
     notes payable to stockholders .....................        800         800
   Current portion of long term debt ...................        341         356
   Long-term debt classified as  current,
     net of unamortized original
     issue discount of $2,749 and $2,882,
     respectively ......................................     17,251      17,118
   Current portion of obligations
    under capital leases ...............................        811         865
                                                           --------    --------
         Total current liabilities .....................     27,671      24,962

Long-term debt, less current portion ...................     56,502      56,593
Subordinated notes payable to
  stockholders, less current
   portion .............................................      8,000       8,000

Obligations under capital leases,
less current portion ...................................      1,681       2,001
                                                           --------    --------
         Total  liabilities ............................     93,854      91,556
                                                           --------    --------
Commitments and contingencies

Stockholders' equity(deficit):

   Common stock, $.01 par value,
     20,000,000 shares authorized,
     10,000,000 shares issued and
     outstanding .......................................        100         100
   Preferred stock, $1 par value,
     5,000,000 shares authorized, none
     issued and  outstanding ...........................       --          --
   Additional paid-in  capital .........................      9,006       9,006
   Retained earnings (deficit) .........................    (17,471)    (15,876)
                                                           --------    --------
         Total stockholders'
         equity (deficit) ..............................     (8,365)     (6,770)
                                                           --------    --------
         Total  liabilities
         and stockholders'
         equity(deficit) ...............................   $ 85,489    $ 84,786
                                                           ========    ========



The accompanying notes are integral part of these financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (DEFICIT)
                 (Dollars In Thousands, Except Per Share Data)
                                  (Unaudited)




                                                Three Months Ended September 30,

                                                         1995              1994
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     15,326      $     11,937
   Food and beverage .......................            4,271             3,111
   Hotel ...................................              722               439
   Gift shop ...............................              155               120
   Other ...................................              318               104
                                                 ------------      ------------
        Gross revenues .....................           20,792            15,711
Less, promotional allowances ...............           (2,088)           (1,169)
                                                 ------------      ------------
        Net revenues .......................           18,704            14,542
Operating expenses:

   Gaming ..................................            4,146             3,450
   Food and beverage .......................            5,174             3,371
   Hotel ...................................              398               315
   Gift shop ...............................              107                99
   Advertising and promotion ...............            1,205               809
   General and administrative ..............            5,347             4,543
   Rent expense paid to related party ......               96                46
   Depreciation and amortization ...........            1,127             1,246
                                                 ------------      ------------
        Total operating expenses ...........           17,600            13,879
                                                 ------------      ------------
        Operating income ...................            1,104               663
                                                 ------------      ------------
Other income(expenses):
   Development costs .......................             (165)             (293)
   Interest income .........................                5               530
   Interest expense ........................           (2,581)           (3,260)
   Interest capitalized ....................             --                 507
   Other, net ..............................               42                29
                                                 ------------      ------------
        Total other income (expense) .......           (2,699)           (2,487)
                                                 ------------      ------------
        Loss before income taxes ...........           (1,595)           (1,824)

Provision for income taxes .................             --
                                                 ------------      ------------
        Net loss ...........................           (1,595)           (1,824)
        Retained earnings (deficit),
          beginning of period ..............          (15,876)           (4,147)
                                                 ------------      ------------
        Retained earnings(deficit),
          end of period ....................     $    (17,471)     $     (5,971)
                                                 ============      ============
        Net loss per share of common
          stock ............................     $      (0.16)     $      (0.18)
                                                 ============      ============
        Weighted average common
          shares outstanding ...............       10,000,000        10,000,000
                                                 ============      ============



The accompanying notes are an integral part of these consolidated financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                               Three Months Ended September 30,

                                                             1995          1994
                                                         --------      --------
Cash flows from operating activities:
  Net (loss) income ................................     $ (1,595)     $ (1,824)
  Adjustments to reconcile net (loss)
     income to net cash (used in)
     provided by operating activities:
  Depreciation and amortization ....................        1,127           977
  Amortization of original issue discount ..........          134           269
    Provision for losses on receivables ............         --               7
(Increase) decrease in operating assets:
    Receivables ....................................         (878)         (736)
    Receivables from related parties ...............         --             128
    Inventories ....................................           64           (89)
    Prepaid expenses ...............................          218            39
    Deposits and other assets ......................           (1)           50
Increase (decrease) in operating liabilities:
     Accounts payable net of amounts for
      capital expenditures .........................        1,552           553
     Accrued expenses ..............................        1,606         1,700
                                                         --------      --------
        Total adjustments ..........................        3,822         2,898
                                                         --------      --------
        Net cash provided by operating
          activities ...............................        2,227         1,074
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures, net of
     construction accounts payable .................         (305)      (13,021)
  Proceeds from sale of equipment ..................            3          --
  Net reductions in restricted cash equivalents ....         --          13,615
  Issuance of notes receivable .....................          (31)           (4)
  Payments of notes receivable .....................           39            30
  Increase in deposits and other assets ............         --             (62)
                                                         --------      --------
        Net cash provided by (used in)
         investing activities ......................         (294)          558
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from notes payable ......................         --            (121)
  Payments under notes payable .....................         (322)         (523)
  Payments under capital lease obligations .........          (27)         --
                                                         --------      --------
      Net cash used in financing activities ........         (349)         (644)
                                                         --------      --------
      Net increase in cash and cash
       equivalents .................................        1,584           988
Cash and cash equivalents, beginning of
  period ...........................................        6,657         6,455
                                                         --------      --------
Cash and cash equivalents, end of period ...........     $  8,241      $  7,443
                                                         ========      ========

Supplemental cash flow disclosures:
   Interest paid, net of amount capitalized ........     $    281      $    373
                                                         ========      ========
   Income taxes paid ...............................           $-      $    338
                                                         ========      ========
   Capitalized lease obligations incurred ..........           $-      $      9
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1)       Basis of Presentation:

         The accompanying consolidated financial statements of Becker Gaming, Inc. ("BGI" or the "Company") are unaudited and have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying unaudited consolidated financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
         Casino, Inc.:

         Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guaranteed 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC") another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes. AC, in turn, has guaranteed the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000 of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

         CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). Under the Commission's order, CQC, its principal owners and affiliated companies cannot reapply for a gaming license in Missouri prior to September 28, 1996.

         The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the court issued an order declaring that by denying CQC's application without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         Initially, the Commission did not respond directly to the Circuit Court's order to show cause, but instead filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ in prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order. On December 23, CQC moved to dismiss the appeal on the grounds that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

         On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. That appeal is pending.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. Hearing dates have been vacated by stipulation, and, after the Circuit Court's order voiding the Commission's decision appeared to make the administrative proceeding premature, postponed indefinitely.

         On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. A hearing on the motion for summary judgment has been set for December 19, 1995.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions have again been terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project not feasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29, 1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         Prior to its suspension, CQC had financed the Capitol Queen project through the issuance of $40 million in principal amount of the 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). The CQC Notes are guaranteed by AC. As of January 1, 1995, CQC's obligations under the Indenture governing the CQC Notes were amended with the requisite consent of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20 million principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The second step contemplates the sale of CQC's assets and the use of the proceeds therefrom to repurchase the $20 million principal amount of CQC Notes remaining outstanding at a purchase price of 101% of principal plus accrued and unpaid interest. CQC's assets consist principally of its riverboat, the Jefferson City land site, and development rights under the Development Agreement (the "Development Agreement") entered into with Jefferson City.

         CQC has entered into an Asset Purchase Agreement for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. ("Aerie"). The agreement is subject to several contingencies, including the approval of the Jefferson City city council, which as yet has not voted on the issue.

         On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. Moreover, Aerie is not expected to proceed with the purchase of CQC assets unless the vote can be nullified or is found to be not applicable to a project the development of which is the subject of a pre-existing contract with a given municipality, such as the Capitol Queen is under the Development Agreement. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. In any event, CQC does not anticipate it will consummate its agreement with Aerie before December 31, 1995, at which time CQC may terminate the Development Agreement without penalty. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guarantee of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing the AC Notes, and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC (nor SC, as guarantor of the AC Notes) would have sufficient resources to satisfy such obligation, should it be necessary.


3)       Assets Held For Sale:

         At September 30, 1995, BGI had $15,963,000 of assets held for sale consisting of riverboat assets of $12,146,000 and $3,817,000 of aviation assets. The Company intends to sell the aviation asset, the proceeds from which are expected to be sufficient to extinguish the existing capital lease obligations relating thereto.

================================================================================

                             ARIZONA CHARLIE'S, INC.


               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)



                                     ASSETS

                                                   September 30, June 30,
                                                        1995        1995
                                                    --------    --------
                                                   (Unaudited)
Current assets:

   Cash and cash equivalents ....................   $  6,571    $  5,404
   Restricted cash, in escrow account ...........         10          10
   Trade and other accounts receivable ..........        405         658
   Receivables from related parties party .......      1,511         820
   Notes receivable from related ................      4,416       4,416
   Inventories ..................................        602         661
   Prepaid expenses .............................        969       1,162
                                                    --------    --------
      Total current assets ......................     14,484      13,131
                                                    --------    --------

Property and equipment:

   Building and improvements ....................     37,488      37,485
   Furniture and equipment ......................     22,498      22,609
   Land improvements ............................      1,628       1,628
                                                    --------    --------
                                                      61,614      61,722
   Less, accumulated depreciation ...............    (14,129)    (13,572)
                                                    --------    --------
                                                      47,485      48,150
    Land ........................................        208         208
                                                    --------    --------
      Net property and equipment ................     47,693      48,358
                                                    --------    --------


Other assets:

   Receivables from related party, noncurrent ...       --           240
   Deposits and other ...........................        536         551
   Financing costs, less
      accumulated amortization
      of $1,018 at September 30, 1995 and
      $880 at June 30, 1995 .....................      2,855       2,993
                                                    --------    --------

        Total other  assets .....................      3,391       3,784
                                                    --------    --------

        Total assets ............................   $ 65,568    $ 65,273
                                                    ========    ========




                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


                                                  September 30,   June 30,
                                                        1995        1995
                                                    --------    --------
                                                   (Unaudited)
Current liabilities:

  Trade accounts  payable .......................   $  2,444    $  1,449
  Accounts payable to related parties ...........          3           3
  Accrued expenses ..............................      3,417       3,097
  Management fees due Becker Gaming, Inc. .......      4,144       3,287
  Notes payable .................................         81         121
  Notes payable to related party ................      2,250       2,250
  Current portion of obligations
      under capital leases ......................          3           4
                                                    --------    --------

         Total current liabilities ..............     12,342      10,211


Long-term debt ..................................     55,000      55,000
Subordinated notes payable to
     former stockholders ........................      5,000       5,000
Obligations under
     capital leases,
     less current portion .......................          3           4
                                                    --------    --------
         Total  liabilities .....................     72,345      70,215
                                                    --------    --------

Commitments and contingencies Stockholder's equity (deficit):

     Common stock, no par value,
       2,500 shares authorized, 1,000
       shares issued and outstanding ............        469         469
     Retained earnings (deficit) ................     (7,246)     (5,411)
                                                    --------    --------
         Total stockholder's
         equity (deficit) .......................     (6,777)     (4,942)
                                                    --------    --------
         Total liabilities and
         stockholder's equity (deficit) .........   $ 65,568    $ 65,273
                                                    ========    ========


 The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                            Three Months Ended September 30,
                                                   1995        1994
                                               --------    --------
Revenues:
  Gaming ...................................   $ 12,891    $  9,637
  Food and beverage ........................      3,033       2,165
  Hotel ....................................        722         439
  Gift shop ................................        155         120
  Other ....................................        299          90
                                               --------    --------
      Gross revenues .......................     17,100      12,451
Less, promotional allowances ...............     (1,668)       (842)
                                               --------    --------
      Net revenues .........................     15,432      11,609
                                               --------    --------
Operating expenses:
  Gaming ...................................      3,539       3,034
  Food and beverage ........................      3,835       2,353
  Hotel ....................................        398         315
  Gift shop ................................        107          99
  Advertising and promotion ................      1,176         782
  General and administrative ...............      4,798       3,071
  Management fee - Becker Gaming, Inc. .....        857         620
  Rent expense paid to related party .......         54          46
  Depreciation and amortization ............        886         699
                                               --------    --------
      Total operating expenses .............     15,650      11,019
                                               --------    --------
      Operating income (loss) ..............       (218)        590
                                               --------    --------
Other income (expenses):
  Interest income ..........................         69         244
  Interest expense .........................     (1,714)     (1,816)
  Interest capitalized .....................       --           507

  Other, net ...............................         28        --
                                               --------    --------
      Total other income (expenses) ........     (1,617)     (1,065)
                                               --------    --------
      Loss before income taxes .............     (1,835)       (475)
Provision for income tax ...................       --          --
                                               --------    --------

      Net loss .............................     (1,835)       (475)

Retained earnings(deficit), beginning of
     period ................................     (5,411)       (475)
                                               --------    --------

Retained earnings(deficit), end of period ..   $ (7,246)   $   (950)
                                               ========    ========


 The accompanying notes are an integral part of these financial statements.
================================================================================

                            ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                Three Months Ended September 30,

                                                         1995        1994
                                                     --------    --------
Cash flows from operating activities:
  Net loss .......................................   ($ 1,835)   ($   475)
  Adjustments to reconcile net income
     (loss) to net cash provided by operating
      activities:
    Provision for losses on related party
     receivables .................................      1,149        --

    Depreciation and amortization ................        886         699
    (Gain) loss on sale of equipment .............       --             2

(Increase) decrease in operating assets:
    Receivables ..................................     (1,358)        234
    Inventories ..................................         59         (74)
    Prepaid expenses .............................        193          35
    Deposits and other ...........................         15         (74)
Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
     expenditures ................................        995        (655)
    Management fees due to Becker Gaming, Inc. ...        857         620
    Accrued expenses .............................        320       1,655
                                                     --------    --------
      Total adjustments ..........................      3,116       2,442
                                                     --------    --------
      Net cash provided by operating activities ..      1,281       1,967
                                                     --------    --------
Cash flows from investing activities:
    Capital expenditures, net of amounts in
     accounts payable ............................        (74)    (12,308)
    Increase in related party receivables ........       --        (1,848)
    Net (additions to) reductions in
     restricted cash equivalents .................       --        12,126
   Proceeds from assets sales ....................          2        --
                                                     --------    --------
      Net cash used in investing activities ......        (72)     (2,030)
                                                     --------    --------
Cash flows from financing activities:
    Principal payments on notes payable ..........        (40)        (60)
    Proceeds from subordinated notes payable to
     stockholders ................................       --            (9)
    Payments under capital lease obligations .....         (2)       --
      Net cash used in financing activities ......        (42)        (69)
                                                     --------    --------

      Net increase (decrease) in cash and cash
        equivalents ..............................      1,167        (132)
Cash and cash equivalents, beginning of the period      5,404       4,014
                                                     --------    --------
Cash and cash equivalents, end of the period .....   $  6,571    $  3,882
                                                     ========    ========

Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized ...   $    129    $    132
                                                     ========    ========
     Income taxes paid ...........................   $      0    $    136
                                                     ========    ========
     Capital lease obligations incurred ..........   $      0    $      9
                                                     ========    ========


The accompanying notes are an integral part of these financial statements.
================================================================================


                            ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------


1)       Basis of Presentation:

         Arizona Charlie's, Inc. ("AC") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
         Casino, Inc.:

         Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guaranteed 12% First Mortgage Notes due November 15, 2000, of AC, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes. AC, in turn, has guaranteed the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000 of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

         CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). Under the Commission's order, CQC, its principal owners and affiliated companies cannot reapply for a gaming license in Missouri prior to September 28, 1996.

         The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the court issued an order declaring that by denying CQC's application without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         Initially, the Commission did not respond directly to the Circuit Court's order to show cause, but instead filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ in prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order. On December 23, CQC moved to dismiss the appeal on the grounds that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

         On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. That appeal is pending.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. Hearing dates have been vacated by stipulation, and, after the Circuit Court's order voiding the Commission's decision appeared to make the administrative proceeding premature, postponed indefinitely.

         On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. A hearing on the motion for summary judgment has been set for December 19. 1995.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions have again been terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project not feasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29, 1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         As of January 1, 1995, CQC's obligations under the Indenture governing the CQC Notes were amended with the requisite consent of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20 million principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The second step contemplates the sale of CQC's assets and the use of the proceeds therefrom to repurchase the $20 million principal amount of CQC Notes remaining outstanding at a purchase price of 101% of principal plus accrued and unpaid interest. CQC's assets consist principally of its riverboat, the Jefferson City land site, and development rights under a Riverboat Development Agreement (the "Development Agreement") with Jefferson City.

         CQC has entered into an Asset Purchase Agreement for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. ("Aerie"). The agreement is subject to several contingencies, one being the approval of the Jefferson City city council, which as yet has not voted on the issue.

         On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. Moreover, Aerie is not expected to proceed with the purchase of CQC assets unless the vote can be nullified or is found to be not applicable to a project the development of which is the subject of a pre-existing contract with a given municipality, such as the Capitol Queen is under the Development Agreement. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. In any event, CQC does not anticipate it will consummate its agreement with Aerie before December 31, 1995, at which time CQC may terminate the Development Agreement without penalty. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guarantee of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"), and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC (nor SC, as guarantor of the AC Notes) would have sufficient resources to satisfy such obligation, should it be necessary.


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

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                         September 30,  June 30,
                                                               1996       1996
                                                            -------    -------
                                                         (Unaudited)
Current assets:
  Cash ..................................................   $ 1,207    $ 1,122
  Current portion of notes receivable ...................       106        117
  Note receivable from related party ....................     2,250      2,250
  Other receivables .....................................       250        274
  Prepaid expenses ......................................        39         46
                                                            -------    -------
      Total current assets ..............................     3,852      3,809
                                                            -------    -------


Property and equipment:
  Building and leasehold improvements ...................       174        174
  Furniture, fixtures and equipment .....................     2,951      2,885
                                                            -------    -------
                                                              3,125      3,059
  Less, accumulated depreciation ........................    (1,434)    (1,370)
                                                            -------    -------
      Net property and equipment ........................     1,691      1,689
                                                            -------    -------

Notes receivable, less current
  portion ...............................................       181        194
Advances to related parties .............................       140        111

Other assets, less accumulated
  amortization of $11 at September 30, 1996
  and $14 at June 30 , 1996 .............................        84         88
                                                            -------    -------

      Total assets ......................................   $ 5,948    $ 5,891
                                                            =======    =======



                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                         September 30, June 30,
                                                                1996     1996
                                                              ------   ------
                                                           (Unaudited)
Current liabilities:
  Trade accounts payable ..................................   $   12   $   44
  Accrued expenses ........................................      637      608
  Current portion of long term debt .......................      306      279

                                                              ------   ------
     Total current liabilities ............................      955      931

Long-term liabilities:
   Long-term debt, less current portion ...................      437      502
   Subordinated notes payable to ..........................    3,000    3,000
     former stockholders
                                                              ------   ------
      Total liabilities ...................................    4,392    4,433
                                                              ------   ------

Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding ..................................       27       27
Retained earnings .........................................    1,529    1,431
                                                              ------   ------

       Total stockholder's equity .........................    1,556    1,458
                                                              ------   ------

      Total liabilities and stockholder's
      equity ..............................................   $5,948   $5,891
                                                              ======   ======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars In Thousands)
                                   (Unaudited)


                                      Three Months Ended September 30,
                                              1995       1994
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $   563    $   544
       Other ...........................        45         69
    Slot service fees:
       From related parties ............        24         18
       Other ...........................         8         17
                                           -------    -------
         Total revenues ................       640        648
Operating expenses:
    Slot route and service .............       302        212
    General and administrative .........        24         44
    Management fee - Becker Gaming, Inc.        34         36
    Depreciation and amortization ......        73         56
                                           -------    -------
       Total operating expenses ........       433        348
                                           -------    -------
Operating income .......................       207        300
                                           -------    -------
Other income (expense):
    Interest income ....................        41         25
    Interest expense ...................       (99)       (84)
    Other income .......................        22         25
                                           -------    -------
       Total other income (expense) ....       (36)       (34)
                                           -------    -------
Net income before income tax ...........       171        266
Provision for income tax ...............       (58)      (102)
                                           -------    -------
Net income .............................       113        164
Retained earnings, beginning of period .     1,050        363
                                           -------    -------
Retained earnings, end of period .......   $ 1,163    $   527
                                           =======    =======

The accompanying notes are an integral part of these financial statements.
================================================================================

                               SUNSET COIN, INC.

               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS

                             (Dollars In Thousands)
                                  (Unaudited)


                                                Three Months Ended September 30,
                                                         1995       1994
                                                      -------    -------
Cash flows from operating activities:
    Net income ....................................   $   113    $   164
    Adjustments to reconcile net
     income to net cash provided
       by operating activities:

      Provision for losses on notes
       receivable .................................      --            5
      Depreciation and amortization ...............        73         56

      (Increase) decrease in
       operating assets
        Other receivables .........................        16        (15)

        Prepaid expenses ..........................         5         (3)

      Increase (decrease) in operating liabilities:
        Accounts payable ..........................        46        (57)

         Accrued expenses .........................       174          6
                                                      -------    -------
          Total adjustments .......................       314         (8)
                                                      -------    -------
          Net cash provided by
           operating activities ...................       427        156
                                                      -------    -------

Cash flows from investing activities:
    Capital expenditures
                                                         (135)       (29)
   Increase in related party notes
     receivable ...................................      --          (58)
   Increase in advances to related
     parties ......................................       (21)      --
    Repayments of notes receivable ................         6         19
                                                      -------    -------
        Net cash used in investing
          activities ..............................      (150)       (68)
                                                      -------    -------
Cash flows from financing activities:
    Principal payments on notes
     payable ......................................       (80)       (35)
                                                      -------    -------
        Net cash used in financing
          activities ..............................       (80)       (35)
                                                      -------    -------

        Net increase in cash ......................       197         53

Cash, beginning of period .........................       506      1,940
                                                      -------    -------
Cash, end of period ...............................   $   703    $ 1,993
                                                      =======    =======

Supplemental cash flow disclosures:
    Interest paid .................................   $   101    $   189
                                                      =======    =======
    Income taxes paid .............................        $-    $   102
                                                      =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                               SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------


1)       Basis of Presentation:

         Sunset Coin, Inc. ("SC") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes including in SC's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
          Casino, Inc.:

         SC has guaranteed the 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the governing Indenture. AC, in turn, has guaranteed the 12% First Mortgage Notes due November 15, 2000 the "CQC Notes" of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

         CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). Under the Commission order, CQC, its principal owners and affiliated companies cannot reapply for a gaming license in Missouri prior to September 28, 1996.

         The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the court issued an order declaring that by denying CQC's application without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         Initially, the Commission did not respond directly to the Circuit Court's order to show cause, but instead filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ in prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order. On December 23, CQC moved to dismiss the appeal on the grounds that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

         On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. That appeal is pending.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. Hearing dates have been vacated by stipulation, and, after the Circuit Court's order voiding the Commission's decision appeared to make the administrative proceeding premature, postponed indefinitely.

         On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. A hearing on the motion for summary judgment has been set for December 19. 1995.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions have again been terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project not feasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29, 1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         As of January 1, 1995, CQC's obligations under the Indenture governing the CQC Notes were amended with the requisite consent of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20 million principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The second step contemplates the sale of CQC's assets and the use of the proceeds therefrom to repurchase the $20 million principal amount of CQC Notes remaining outstanding at a purchase price of 101% of principal plus accrued and unpaid interest. CQC's assets consist principally of its riverboat, the Jefferson City land site, and development rights under a Riverboat Development Agreement (the "Development Agreement") with Jefferson City.

         CQC has entered into an Asset Purchase Agreement for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. ("Aerie"). The agreement is subject to several contingencies, one being the approval of the Jefferson City city council, which as yet has not voted on the issue.

         On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. Moreover, Aerie is not expected to proceed with the purchase of CQC assets unless the vote can be nullified or is found to be not applicable to a project the development of which is the subject of a pre-existing contract with a given municipality, such as the Capitol Queen is under the Development Agreement. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. In any event, CQC does not anticipate it will consummate its agreement with Aerie before December 31, 1995, at which time CQC may terminate the Development Agreement without penalty. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guarantee of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing the AC Notes, and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC a default by AC under its guarantee of the CQC Notes could cause a default under the AC Notes. SC, persuaded to its guarantee of the AC Notes, will be liable for the principal of and interest on, any AC Notes which AC is not able to repay. Management does not believe SC would have sufficient resources to satisfy such obligation, should it be necessary.

================================================================================

                          CAPITOL QUEEN & CASINO, INC.

         (A Development Stage Company And A Wholly Owned Subsidiary of
                              Becker Gaming, Inc.)

                                 BALANCE SHEETS
                   (Dollars In Thousands, Except Share Data)




                                     ASSETS


                                               September 30,   June 30,
                                                      1995      1995
                                                   -------   -------
                                                  (Unaudited)
Current assets:

  Cash and cash equivalents .....................  $     3   $    45
   Restricted cash, in escrow account ...........       30        30
                                                   -------   -------

      Total current assets ......................       33        75
                                                   -------   -------
Other assets:

  Assets held for sale ..........................   12,146    12,146

  Financing costs, net of accumulated
    amortization of $245 at September 30,
    1995 and $212 a  June 30, 1995 ..............      672       705
  Deposits and other assets .....................       60        60
                                                   -------   -------
      Total other assets ........................   12,878    12,911
                                                   -------   -------
 Total assets ...................................  $12,911   $12,986
                                                   =======   =======



                  LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)


                                                     September 30,   June 30,
                                                          1995        1995
                                                       --------    --------
                                                      (Unaudited)
Current liabilities:

  Accounts payable ................................  $     38    $    142
  Advances from related parties ...................       632         404
  Accrued interest ................................       947         395
  Notes payable to related parties ................     1,200       1,200
  Long-term debt classified as current,
    net of unamortized original issue discount
    of $2,749 and $2,882, respectively ............    17,251      17,118
                                                     --------    --------

         Total liabilities ........................    20,068      19,259
                                                     --------    --------

Commitments and contingencies

Stockholder's equity(deficit):
  Common stock, $1.00 par value, 1,000 shares
    authorized, 100 shares issued and outstanding
  Additional paid-in capital ......................    12,732      12,732
  Deficit accumulated during development stage ....   (19,889)    (19,005)
                                                     --------    --------
      Total stockholder's equity (deficit) ........    (7,157)     (6,273)
                                                     --------    --------

       Total liabilities and stockholder's
          equity(deficit) .........................  $ 12,911    $ 12,986
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

                          CAPITOL QUEEN & CASINO, INC.
          (A Development Stage Company And A Wholly Owned Subsidiary of
                              Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                Three Months Ended September 30,

                                        1995       1994
                                     -------    -------


Revenues .........................        $-         $-

Operating expenses:
  Amortization of financing and
    other costs ..................        33        336
  Abandonment loss ...............      --         --
  Development costs ..............       165        293
                                     -------    -------
      Total operating expenses ...       198        629
                                     -------    -------

Operating loss ...................      (198)      (629)

Other income (expenses):
  Interest income ................      --          272
  Interest expense ...............      (686)    (1,227)
  Interest capitalized ...........      --         --
                                     -------    -------
Total other income (expense) .....      (686)      (955)
                                     -------    -------

Net loss before extraordinary item      (884)    (1,584)


Extraordinary item:
   Loss on early retirement of
    debt(no income tax benefit
    available) ...................      --         --
                                     -------    -------
Net loss .........................   $  (884)   $(1,584)
                                     =======    =======



                                   January 20, 1993
                                     (The Date Of
                                      Inception)
                                        Through
                                    September 30,
                                          1995
                                  --------------------


Revenues .........................         $-

Operating expenses:
  Amortization of financing and
    other costs ..................      1,274
  Abandonment loss ...............      6,034

  Development costs ..............      1,372
                                     --------
      Total operating expenses ...      8,680
                                     --------
Operating loss ...................     (8,680)

Other income (expenses):
  Interest income ................      1,265
  Interest expense ...............     (9,068)
  Interest capitalized ...........        683
                                     --------

Total other income (expense) .....     (7,120)
                                     --------

Net loss before extraordinary item    (15,800)


Extraordinary item:
   Loss on early retirement of
    debt(no income tax benefit
    available) ...................     (4,089)
                                     --------

Net loss .........................   $(19,889)
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

                          CAPITOL QUEEN & CASINO, INC.
           ( A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)





                                                       Three Months Ended
                                                          September 30,
                                                         1995       1994
                                                      -------    -------

Cash flows from development stage activities:
  Net loss ........................................   $  (884)   $(1,584)
  Adjustments to reconcile net loss
    to net cash provided by used in
    development stage activities:
    Amortization of financing and other costs .....        33         69
    Amortization of original issue discount .......       134        267
    Abandonment loss ..............................      --         --
    Accounts payable and accruals .................      --         --
    Increase in accounts payable and accruals,
     amounts net of for capital expenditures ......       448        961
    Increase (decrease)in advances from related
     parties ......................................       227        (12)
                                                      -------    -------
        Total adjustments .........................       842      1,285
                                                      -------    -------
        Net cash used in development stage
          activities ..............................       (42)      (299)
                                                      -------    -------

Cash flows from investing activities:
  Capital expenditures, net of construction
     accounts payable .............................      --         (520)
  Decrease in deposits and other assets ...........      --           12
  Capitalization of preopening costs ..............      --         --
  Development costs ...............................      --         --
  Net (additions to) reductions in restricted
     cash equivalents .............................      --        1,489
                                                      -------    -------
      Net cash provided by (used in) investing
          activities ..............................      --          981
                                                      -------    -------

Cash flows from financing activities:
  Principal payments on First Mortgage Note .......      --         --
  Proceeds from issuance of First Mortgage Notes,
     net of financing costs .......................      --         --
  Proceeds from borrowings under notes payable to .      --         --
     related parties
  Equity contribution from Becker Gaming, Inc. ....
       relating to sale of warrants ...............      --         --
                                                      -------    -------
      Net cash provided by financing activities ...      --         --
                                                      -------    -------

      Net (decrease) increase in cash and cash
          equivalents .............................       (42)       682

Cash and cash equivalents, beginning of period ....        45         33
                                                      -------    -------

Cash and cash equivalents, end of period ..........   $     3    $   715
                                                     ========   ========



Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized .......        $-         $-
                                                      ========   ========

  Original issue discount that did not affect cash         $-         $-
                                                      ========   ========

  Equity contribution by Becker Gaming that did not
     affect cash ..................................        $-         $-
                                                      ========   ========



                                                  For The Period
                                                January 20, 1993
                                                   (The Date Of
                                                Inception) Through
                                                   Sptember 30,
                                                       1995
                                                 -----------------

Cash flows from development stage activities:
  Net loss ........................................   $(19,889)
  Adjustments to reconcile net loss
    to net cash provided by used in
    development stage activities:
    Amortization of financing and other costs .....      1,274
    Amortization of original issue discount .......      1,633
    Abandonment loss ..............................      6,034
    Accounts payable and accruals .................      4,089
    Increase in accounts payable and accruals,
     amounts net of for capital expenditures ......        997
    Increase (decrease)in advances from related
     parties ......................................        619
                                                      --------
        Total adjustments .........................     14,646
                                                      --------
        Net cash used in development stage
          activities ..............................     (5,243)
                                                      --------

Cash flows from investing activities:
  Capital expenditures, net of construction
     accounts payable .............................    (12,936)
  Decrease in deposits and other assets ...........        (60)
  Capitalization of preopening costs ..............       (340)
  Development costs ...............................       (553)
  Net (additions to) reductions in restricted
     cash equivalents .............................        (31)
                                                      --------
      Net cash provided by (used in) investing
          activities ..............................    (13,920)
                                                      --------

Cash flows from financing activities:
  Principal payments on First Mortgage Note .......    (20,200)
  Proceeds from issuance of First Mortgage Notes,
     net of financing costs .......................     30,666
  Proceeds from borrowings under notes payable to .      1,200
     related parties
  Equity contribution from Becker Gaming, Inc. ....       --
       relating to sale of warrants ...............      7,500
                                                      --------
      Net cash provided by financing activities ...     19,166
                                                      --------

      Net (decrease) increase in cash and cash
          equivalents .............................          3

Cash and cash equivalents, beginning of period ....       --
                                                      --------

Cash and cash equivalents, end of period ..........   $      3
                                                      ========


Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized .......   $  5,807
                                                      ========

  Original issue discount that did not affect cash    $  7,500
                                                      ========

  Equity contribution by Becker Gaming that did not
     affect cash                                      $  5,232
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


                          CAPITOL QUEEN & CASINO, INC.
           ( A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS




1)       Basis of Presentation:

         Capitol Queen & Casino, Inc. ("CQC") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1995.


2)       Denial of Missouri Gaming License Application of Capitol Queen &
          Casino, Inc.:

         Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guaranteed 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes. AC, in turn, has guaranteed the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000 of CQC, until such time as CQC is licensed to conduct gaming in Missouri.

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

         The Commission's decision was based on an August 1994 recommendation of its staff (the "Staff") that CQC's license application be denied without an investigative review because CQC knowingly failed to disclose material, substantive information in the application. The Commission did not find that CQC knowingly failed to disclose information, but did find that the application contained omissions of a substantive and material nature. Management of CQC believes that its application was complete and accurate. Moreover, CQC has fully disclosed the information cited by the Staff in post-application filings, other public documents and communications with the Staff, all of which management considers to be part of the licensing and related investigative process. Based on the advice of legal counsel, CQC believes that the Commission acted outside its authority in rejecting the application without a formal investigation.

         On October 31, 1994, CQC petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the court issued an order declaring that by denying CQC's application without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         Initially, the Commission did not respond directly to the Circuit Court's order to show cause, but instead filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ in prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order. On December 23, CQC moved to dismiss the appeal on the grounds that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

         On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. That appeal is pending.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. Hearing dates have been vacated by stipulation, and, after the Circuit Court's order voiding the Commission's decision appeared to make the administrative proceeding premature, postponed indefinitely.

         On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. A hearing on the motion for summary judgment has been set for December 19. 1995.

         In January 1995, CQC engaged in settlement discussions initiated by the Missouri Attorney General's office, legal counsel for the Commission, with respect to the civil matters involving the Commission. The discussions, which terminated in March 1995, were resumed in August 1995 and were expanded to include the misdemeanor charges filed by the Missouri Attorney General. While CQC and its lawyers continue to seek a negotiated settlement to the disputes with the Commission and the Attorney General, the discussions have again been terminated by the Attorney General's office.

         At the time CQC was notified of the Staff's position, construction of the riverboat contemplated under the project being developed by CQC was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and had performed certain dredging and other site preparation work. In August 1994, CQC suspended all further land site development activity pending resolution of the review of its license application. Management of CQC believes that the Commission's subsequent ruling in September 1994 makes further development of the project not feasible because of significant delays in the ability to operate the riverboat casino, either through appeal of the decision or expiration of the two-year probation period. Accordingly, on September 29, 1994, management decided to suspend further development of the Capitol Queen project. As a result of that decision, costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994, and the land site and riverboat were written down to their estimated net realizable value.

         Prior to its suspension, CQC had financed the Capitol Queen project through the issuance of $40 million in principal amount of the 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). The CQC Notes are guaranteed by Arizona Charlie's', Inc. ("AC"), another wholly owned subsidiary of BGI. As of January 1, 1995, CQC's obligations under the Indenture governing the CQC Notes were amended with the requisite consent of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20 million principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The second step contemplates the sale of CQC's assets and the use of the proceeds therefrom to repurchase the $20 million principal amount of CQC Notes remaining outstanding at a purchase price of 101% of principal plus accrued and unpaid interest. CQC's assets consist principally of its riverboat, the Jefferson City land site, and development rights under a Riverboat Development Agreement (the "Development Agreement") entered into with Jefferson City.

         CQC has entered into an Asset Purchase Agreement for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. ("Aerie"). The agreement is subject to several contingencies, one being the approval of the Jefferson City city council, which as yet has not voted on the issue.

         On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. However, it has not yet been determined whether Jefferson City will honor the Agreement in light of the election without litigation to uphold CQC's position. Moreover, Aerie is not expected to proceed with the purchase of CQC assets unless the vote can be nullified or is found to be not applicable to a project the development of which is the subject of a pre-existing contract with a given municipality, such as the Capitol Queen is under the Development Agreement. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. In any event, CQC does not anticipate it will consummate its agreement with Aerie before December 31, 1995, at which time CQC may terminate the Development Agreement without penalty. A final judicial determination that the 1995 vote abrogates the Development Agreement would have a material adverse effect on CQC and its ability to sell its assets.

         CQC is not expected to generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. AC, pursuant to its guarantee of the CQC Notes, will be liable for the principal of, and interest on, any remaining outstanding CQC Notes. AC is restricted from selling assets under the covenants governing the AC Notes, and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. As a result, management does not believe that AC would have sufficient resources to satisfy such obligation, should it be necessary.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

Becker Gaming, Inc.
-------------------

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

         The Company's prospects for the receipt of management fee income from CQC have been adversely impacted by recent events in Missouri adversely affecting CQC's efforts to become licensed to conduct riverboat gaming in that State. As a result of such events, CQC proposes to sell its riverboat casino project. See "Capitol Queen & Casino, Inc. - General."

Arizona Charlie's, Inc.
-----------------------

General

         AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lessor extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non-casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in department operating losses. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance.

Results of Operations for the three-months ended September 30, 1995 and 1994

         Despite increased revenues for the three-months ended September 30, 1995, results from operations declined for the period, an compared to the same period in the prior year, as the result of increased operating expenses, primarily due to higher operating costs associated with operating expanded facilities. The increase in revenues also resulted from the operation of expanded casino-hotel facilities, which include additional gaming machines and table games, an expanded race and sports book, remodeled coffee shop, two specialty restaurants and a delicatessen, an expanded buffet room, a newly constructed hotel tower, a remodeled floor-level entertainment lounge and new second-floor showroom/banquet facility.

         Net revenues at AC increased by $3,823,000, or 32.9%, from $11,609,000 to $15,432,000 for the three-month period ended September 30, 1995 compared to the three-month period ended September 30, 1994. In the same period to period comparison, operating expenses, including depreciation and amortization, increased by 50.2% to $16,550,000 from $11,019,000. This resulted in a decrease in operating income of $1,708,000 from $590,000 to a loss of $1,118,000 for the more recent period.

         Gaming Revenues increased 33.8% from $9,637,000 to $12,891,000. The largest portion of the increase in gaming revenues is attributable to gaming machine revenues which increased 30.4% from $8,378,000 to $10,931,000 million. The large increase reflects an additional 655 slot machines that were added during the expansion. Revenues from table games increased 24.8% from $936,000 to $1,169,000. The increase in table games revenues for the three-month period ended September 30, 1995 is primarily due to the additional 5 table games that were added during the expansion. Reflecting greater sports play from patrons and an expanded facility featuring pari-mutual wagering, race and sports book revenues increased by $300,000, or 71.7%, to $718,000 from $418,000 for the three-month period ended September 30, 1995 compared to the same period in 1994. Bingo revenues decreased slightly by $7,000 for the three-month period ended September 30, 1995 when compared to the same period of the prior year.

         Food and Beverage revenues increased 40.1% to $3,033,000 from $2,165,000 for the three-month period ended September 30, 1995 compared to the same period of the prior year. The increase in revenues is primarily due to the addition of two specialty restaurants, a delicatessen, a remodeled coffee shop, an expanded buffet and a redesigned bar and lounge.

         Hotel revenues increased from $439,000 to $722,000 for the three-months ended September 30, 1995 compared to the same period in 1994. The increase of 64.5% is primarily due to the addition of 158 new rooms.

         Gift shop revenues increased from $120,000 to $155,000 for the three-months ended September 30, 1995 compared to the same period in 1994. The increase of 29.2% is primarily due to the remodeling and expansion of the gift shop.

         Other revenues, which include receipts from entertainment cover charges, ATM commissions and revenues from PBX and banquets, increased from $90,000 to $299,000 for the three-months ended September 30, 1995 compared to the same period in the prior year. The increase of 232.2% is the result of increases in (i) entertainment cover charge revenues attributable to the addition of a new showroom and (ii) banquet revenues attributable to the addition of new banquet facilities.

         Gaming expenses increased by $505,000, or 16.6%, to $3,539,000 for the three-month period ended September 30, 1995 from $3,034,000 for the same period of the prior year reflecting primarily the additional staffing associated with the expanded gaming facilities.

         Food & Beverage expenses increased by $1,482,000, or 63.0%, to $3,835,000 for the three-month period ended September 30, 1995 from $2,353,000 for the same period of the prior year, due primarily to the additional staffing requirements for the new food service facilities.

         Hotel expenses increased by $83,000, or 26.4%, to $398,000 for the three-month period ended September 30, 1995 from $315,000 for the same period of the prior year. The increase is primarily due to additional staffing and associated costs required by the hotel expansion.

         General and Administrative expenses increased by $1,727,000, or 56.2%, to $4,798,000 for the three-month period ended September 30, 1995 from $3,071,000 for the same prior of the prior year. The increase is primarily the result of additional staffing in the cage, security, data processing, entertainment, porters, engineering, accounting and transportation departments, added to support the expanded facility. The increase is also due to the provision for losses and advances made by the AC to CQC for payment of legal and accounting services and for the insurance and maintenance costs of CQC's riverboat. Because of CQC's current financial condition, including that it is in default of the covenants governing the CQC Notes, AC has provided a 100% allowance for the cumulative, accrued and unpaid advances made to CQC through September 30, 1995.

         Advertising and promotion expenses increased by $394,000, or 50.4% to $1,176,000 for the three-month period ended September 30, 1995 from $782,000 for the same period of the prior year reflecting increased newspaper and television advertising undertaken to gain market recognition for the newly expanded facility. Management believes that these increased levels of advertising and promotional expenditures are necessary to attract and maintain the desired customer levels, to promote the entertainment events, and support the other existing facilities throughout the property.

         Depreciation and Amortization increased by $187,000, or 26.8%, to $886,000 for the three-month period ended September 30, 1995 from $699,000 for the same period in prior year, as a result of additional depreciation expenses associated with assets added in the expansion.

         Gift shop expenses increased slightly by $8,000 or 8.1% to $107,000 for the three-month period ended September 30, 1995 compared to $99,000 for the same period reflecting small increases in staffing and operating costs associated with the gift shop operation.

         Management fees to BGI increased by $237,000, or 38.2%, to $857,000 for the three-month period ended September 30, 1995 from $620,000 for the same period in the prior year. Management fees are determined based on the gross revenues of AC. As such, increased gross revenues bring about the higher management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio.

         Other expense (net of other income) amounted to $1,617,000 for the three-month period ended September 30, 1995 compared to $1,065,000 for the same period in the prior year. The increase in expense of $552,000, or 51.8%, is the result of a reduction of capitalized interest (other income) in the amount of $507,000 and a decrease in interest income (other income) of $175,000, partially offset by a decrease of interest expense (other expense) in the amount of $102,000.

Income Taxes
------------

         As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $5,200,000. Management anticipates that AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 34%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.

Liquidity and Capital Resources
-------------------------------

         At September 30, 1995, AC had working capital of $2,142,000 compared to working capital of $2,920,000 at June 30, 1995. The decrease in working capital was caused primarily by increased accruals on the AC Notes, management fees payable BGI, and interest on a $2,250,000 short-term note payable to Sunset Coin, Inc., as well as a reduction in a related party receivable.

         For the three-month period ended September 30, 1995, cash provided by operating activities decreased approximately 35% to $1,281,000 from $1,967,000 for the same period in 1994. The decrease is primarily attributable to a net loss of $1,835,000 for the three-month period in 1995 compared to net loss of $475,000 for the three-month period in 1994 and an increase in accounts payable of $995,000 for three-months ended September 30, 1995 compared to decrease of $655,000 for the same period in 1994.

         For the three-month period ended September 30, 1995, net cash used in investing activities decreased to $72,000 for the three-month period ended September 30, 1995 compared with $2,030,000 for the same period in 1994. The decrease was caused primarily by a $74,000 outlay for additional capital expenditures offset by $2,000 from proceeds from equipment sale. This compares with an increase of restricted cash of $12,126,000 offset by capital expenditures of $12,108,000 and an increase of $1,848,000 in related party receivable for the same period in 1994.

         Cash flows provided by financing activities for the three-month periods ended September 30, 1995 was $42,000, reflecting payments on notes payable and capital leases. For the three-month period ended September 30, 1994, cash flows from financing activities was $69,000.

         AC's long-term obligations, approximately $60,000,000 at September 30, 1995, consist of the AC Notes, stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, in addition to current annual payments of $1,200,000 associated with capitalized equipment financings. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

         In addition, AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes $20,000,000 in principal amount of which are outstanding. As a result of a September 28, 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying the Outstanding CQC Notes and accrued interest thereon. Although CQC has entered into an agreement for the sale of its assets at a purchase price of $18,000,000 consummation of such agreement is subject to the satisfaction of several conditions including preliminary suitability of a buyer and gaming being legal in Jefferson City, an is not expected to be satisfied prior to December 31, 1995, at which date CQC may terminate the agreement, and, as a result, the agreement is not expected to be consummated. See "Management `s Discussion and Analysis of Financial Condition and Results of Operations - Capitol Queen & Casino, Inc." Moreover, because CQC does not have any significant funds, AC will be obligated to pay interest on the CQC Notes, which accrues at the rate of $2,400,000 annually. Such interest is payable semi-annually on May 15 and November 15 of each year.

         In addition, unless the holders of the CQC Notes otherwise agree, AC will be liable for any shortfall between the proceeds from any sale of assets by CQC and the amount required to retire the CQC Notes. Because there can be no assurances that CQC will be able to sell its assets for an amount which will allow it to fully or substantially repay the CQC Notes, AC's liability under its guarantee of the CQC Notes may exceed that amount which it could support. In addition, a default by AC under its guarantee of the CQC Notes, unless cured, may cause a default under the AC Notes and entitle the holders of 25% or more in principal amount thereof to cause such AC Notes to become accelerated, in which event they would become immediately due and payable in full.

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

         In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with six BGG restaurants, which are expected to be renewed in general course, and one additional location owned by an unrelated party.


  Results of operations for the three months ended September 30, 1995 and 1994

         SC's results of operations declined for the three-months ended September 30, 1995 compared to the same period in the prior year. Although, total revenues decreased by only 1.2% to $640,000 for the three-month period ended September 30, 1995 from $648,000 for the three-month period ended September 30, 1994, operating expenses increased 24.4% to $433,000 from $348,000 over the same period-to-period comparison, resulting in an overall decrease in operating income of 31.0% to $207,000 from $300,000. The net operating margin for the three-month period ended September 30, 1995 and 1994 were 32.4% and 46.3%, respectively.

         During the three-month period ended September 30, 1995, SC gained one gaming machine route contract. However, when compared to the same period in the prior year, SC had 20 fewer gaming machines during the period due to the expiration of a contract covering one participation location and the expiration of one slot service fee location prior to the more recent period. Space lease revenues increased to $40,000 for the three-month period ended September 30, 1995 from $12,000 for the same period in the prior year due to a conversion of a participation location to a space lease pending gaming license approval of the location's owner. Gross revenues of $32,000 associated with the converted location are included in participation contract revenues for the three-month period ended September 30, 1995. The total number of machines included in the route for the three-month period ended September 30, 1995 and 1994 were 259 and 279, respectively. Despite the decrease in the total number of slot machines, gross revenues were only slightly impacted due to the installation of currency acceptor machines at 12 locations, which resulted in increased play per machine, and the positive effect of the conversion of one participation location to a space lease. Fees from BGG increased to $24,000 for the three-month period ended September 30, 1995 from $18,000 for the same period in the prior year due to the addition of a sixth BGG location in April 1995.

         Gaming machine route expenses for the three-month period ended September 1995 increased by 42.5% to $302,000 from $212,000 for the three-month period ended September 30, 1994, reflecting increased salaries, wages, and payroll taxes due to the transfer of management personnel from BGI back to SC in the more recent period. General and administrative expenses decreased to $24,000 from $44,000, which decrease is attributable to bad debt and loss and damage which were not incurred in the more recent period. Management fees decreased slightly to $34,000 from $36,000 due to the decrease in gross revenues. Depreciation and amortization for the three-month period ended September 30, 1995 increased to $73,000 from $56,000, due to the acquisition by SC of fixtures and equipment for the new BGG location and 26 new replacement slot machines.

         During the three-month periods ended September 30, 1995 and 1994, SC had other expenses (net of other income) of approximately $36,000 and $34,000, respectively. The increase in other expenses is attributable to increased interest expense resulting from additional draws from the existing revolving line of credit.

Income Taxes
------------

         As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month period ended September 30, 1995 amounted to $58,000 from $102,000, in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.

Liquidity and Capital Resources

         Cash provided by operating activities for the three-month period ended September 30, 1995 increased to $427,000 from $156,000 for the three-month period ended September 30, 1994, due to an increase in operating liabilities of $271,000.

         Cash flows used in investing activities for the quarter ended September 30, 1995 amounted to $150,000, including repayment of notes receivable of $6,000, decrease in advances to related parties of $21,000 and purchase of slot machines of $135,000.

         Cash flows used in financing activities for the quarter ended September 30, 1995 amounted to $80,000, reflecting principal payments on notes payable.

         SC's indebtedness includes stockholder notes and notes collateralized by its gaming equipment and other assets. The stockholder notes aggregate $3,000,000 in principal amount, bear interest at an annual rate of 10% and mature January 2001. The collateralized notes bear interest at annual rates of approximately 10.89%, in the case of fixed rate loans, or at prime plus 1.5%, in the case of a collateralized line of credit, the outstanding aggregate balance of which, $272,000 was converted to a note at July 1, 1994 with monthly payments through June 1998. The fixed rate notes mature at various date through December 1995.

         In July 1994, SC entered into an agreement with a bank for a new $1.2 million non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement for the non-revolving line of credit, SC could request advances through October 28, 1995 at which time their rights to advances under the agreement were terminated. However, the remaining available balance of the line of credit is expected to be renewed for a period of one year. Advances under the agreement bear interest at the bank's prime rate plus 1.5% up to 2.0%. As of September 30, 1995, SC has an outstanding non-revolving line of credit amounting to $826,000. SC has guaranteed the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of
2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earning. SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. AC may have liability under its guarantee of the CQC Notes which may exceed the amount which it could immediately support. In such event, AC would be in default of the AC Notes. SC, as guarantor of the AC Notes, would have liability under its guarantee if AC is in default of AC Notes, and such liability would likely exceed the amount which it could immediately support, including amounts available under its non-revolving line of credit.


Capitol Queen & Casino, Inc.
----------------------------

Analysis of Development Stage Activities for the period July 1, 1995 through September 30, 1995

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

         As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed. The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15.

         CQC has entered into an Asset Purchase Agreement dated April 10, 1995 for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. ("Aerie") at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement is subject to the satisfaction of several conditions, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminary suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. CQC intended to use the net proceeds from the sale of its assets to retire outstanding CQC Notes, with AC being obligated, as guarantor, to pay the shortfall. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc." However, because the voters in Jefferson City voted on November 7, 1995 to prohibit the conduct of riverboat gaming in Jefferson City (reversing the original vote approving riverboat gaming), CQC does not anticipate that Aerie will proceed with the purchase of CQC Assets unless the vote can be nullified or is found to be not applicable to a project the development of which is the subject of a pre-existing contract with a given municipality, such as the Capitol Queen is under the Development Agreement. CQC is exploring its legal options in the event Jefferson City declines to honor the Development Agreement, but has not reached any decision. In any event, CQC does not anticipate that it will consummate its agreement with Aerie before December 31, 1995, at which time CQC may terminate the agreement without penalty.

         During the period from July 1, 1995 through September 30, 1995, CQC had total operating expenses of $198,000 consisting primarily of amortization expense of $33,000 associated with debt issue costs and $165,000 of other operating costs. For the same period, CQC incurred $686,000 of interest cost, of which none was capitalized due to the decision to suspend development of the riverboat project.

Liquidity and Capital Resources
-------------------------------

         For the period July 1, 1995 through September 30, 1995, net cash used by development stage activities was $42,000. At September 30, 1995, CQC had expended a total of approximately $20,750,000 on the development and construction of the Capitol Queen.

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

         On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City for a writ of mandamus. In response to the petition, the court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

         In response to the Circuit Court's order to show cause, the Commission filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not yet obtained and completed an evidentiary hearing before the Commission and therefore it had not exhausted its administrative remedies. The Court of Appeals initially issued a preliminary writ of prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order to show cause. On December 23, CQC moved to dismiss the appeal on the ground that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

         On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. That appeal is pending.

         On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission-appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission answered on November 29, alleging, among other things, that an administrative hearing is premature because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. However, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. Hearing dates have been vacated by stipulation, and, after the Circuit Court's order voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely.

         On March 23, 1995, the Missouri Attorney General filed misdemeanor charges against CQC and Bruce Becker alleging they knowingly made false statements on CQC's gaming license application. Each of the nine counts charged against each defendant carries a potential penalty of $1,000 or one year in jail or both, though CQC and Mr. Becker have been advised by counsel that in the circumstances the possibility of jail time, even if a conviction were obtained, is remote at best. CQC and Mr. Becker vehemently denied the charges and launched a vigorous defense. On July 25, 1995, the Circuit Court for St. Louis County, Missouri, dismissed the charges, ruling that they did not state an offense, that the Attorney General lacked authority to bring them, and that they were filed after the statute of limitations had expired. On July 28, 1995, the Attorney General filed an appeal in the Missouri Court of Appeals for the Western District. CQC's and Bruce Becker's motions to dismiss the appeals as untimely filed were summarily denied on August 14, 1995. These charges are not expected to have a material adverse effect on BGI or CQC.

         On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The motion for summary judgment was heard on December 19, 1995, and taken under submission by the court.


Item 6.  Exhibits and Reports on Form 8-K

         No exhibits are included herein:

         The Company did not file any reports on from 8-K during the Three Months ended September 30, 1995.



================================================================================



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                             Becker Gaming, Inc.
                                                             -------------------
                                                                 (Registrant)





Date:    November 1, 1996                   /S/ Bruce F. Becker
         ---------------------              -------------------

                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer(Principal Executive Officer)






Date:    November 1, 1996                   /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)