Form 10-Q/A
period 1995-12-31
BECKER GAMING INC
filed 1996-11-07
CIK 920376

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

                 For the quarterly period ended: December 31, 1995

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

                                                  Outstanding at
Class of common stock                            January 31, 1996
---------------------                             --------------
  $.01 par value                                10,000,000 shares

===============================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                                      INDEX


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                                                         Page

BECKER GAMING, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets as of June 30, 1995 and
        December 31, 1995 ..............................................  1
    Consolidated Statements of Operations and Retained Earnings
        (Deficit) for the Three-Month Periods Ended
        December 31, 1995 and 1994and for the Six-Month Periods
        Ended December 31, 1995 and 1994 ...............................  2
    Consolidated Statements of Cash Flows for the Six-Month
        Periods Ended December 31, 1995 and 1994 .......................  3
    Notes to Consolidated Financial Statements .........................  4

ARIZONA CHARLIE'S, INC
    Balance Sheets as of June 30, 1995 and December 31, 1995............ 10
    Statements of Operations and Retained Earnings (Deficit) for the
        Three-Month Periods Ended December 31, 1995
        and 1994 and for the Six-Month Periods Ended
        December 31, 1995 and 1994.......................................11
    Statements of  Cash Flows for the Six-Month Periods
        Ended December 31, 1995 and 1994.................................12
    Notes to Financial Statements........................................13

SUNSET COIN, INC
    Balance Sheets as of June 30, 1995 and December 31, 1995.............19
    Statements of Income and Retained Earnings for the Three-Month
        Periods Ended December 31, 1995 and 1994 and for the
        Six-Month Periods Ended December 31, 1995 and 1994...............20
    Statements of Cash Flows for the Six-Month Periods Ended
        December 31, 1995 and 1994.......................................21
    Notes to Financial Statements........................................22

CAPITOL QUEEN & CASINO, INC
    Balance Sheets as of June 30, 1995 and December 31, 1995.............27
    Statements of Loss Incurred During the Development Stage
        for the Three-Month Periods Ended  December 31, 1995
        and 1994 and for the Six-Month Periods Ended  December
        31, 1995 and 1994 and for the period  from  January 20,
        1993 (the date of inception) through December 31, 1995...........28
    Statements of Cash Flows for the for Six-Month Periods Ended
        December 31, 1995 and 1994  and for the period from January 20,
        1993 (the date of inception) through December 31, 1995...........29
    Notes to Financial Statements........................................30



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



    Becker Gaming, Inc....................................................35
    Arizona Charlie's, Inc................................................35
    Sunset Coin, Inc......................................................41
    Capitol Queen & Casino, Inc...........................................44

Part II.  Other Information
    Item 1  Legal Proceedings.............................................45
    Item 6  Exhibits and Reports on Form 8-K..............................47

Signatures................................................................48

================================================================================



                      BECKER GAMING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)



                                     ASSETS


                                                    December 31,        June 30,
                                                        1995              1995
                                                    ------------    ------------
                                                    (Unaudited)

Current assets:

 Cash and cash equivalents .......................      $  6,575       $  6,657
 Restricted cash, in escrow account ..............            40             40
 Trade and other accounts
   receivable ....................................           843          1,088
 Receivables from related parties ................            15             33
 Inventories .....................................           843            852
 Prepaid expenses ................................           873          1,318
 Current portion of notes
   receivable ....................................           199            233
                                                        --------       --------
     Total current  assets .......................         9,388         10,221
                                                        --------       --------
Property and equipment:
 Land improvements ...............................         1,628          1,628
 Building and improvements .......................        38,615         38,566
 Leasehold improvements ..........................         1,098          1,098
 Furniture and equipment .........................        27,834         27,927
                                                        --------       --------
                                                          69,175         69,219

 Less, accumulated depreciation ..................       (17,792)       (16,648)
                                                        --------       --------
                                                          51,383         52,571
 Land ............................................           208            208
                                                        --------       --------
     Net property and  equipment .................        51,591         52,779
                                                        --------       --------

Other assets:

 Assets held for sale ............................        15,597         15,987

 Notes receivable, less ..........................           535            502
   current portion, net
 Receivables from related parties, less ..........          --              165
   current portion
 Deposits and other ..............................         1,295          1,411
 Financing costs, net ............................         3,376          3,721
                                                        --------       --------
     Total other assets ..........................        20,803         21,786
                                                        --------       --------
     Total assets ................................      $ 81,782       $ 84,786
                                                        ========       ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)


                                                   December  31,        June 30,
                                                         1995             1995
                                                   ------------     ------------
                                                     (Unaudited)

Current  liabilities:
 Trade accounts payable ..........................      $  2,073       $  2,028
 Accrued expenses ................................         5,147          3,674
 Notes payable ...................................          --              121
 Current portion of
   subordinated notes
   payable to stockholders .......................           800            800
 Current portion of
   long term debt ................................           405            356
 Long-term debt classified as
    current, net of unamortized
    original issue discount of
    $2,615 and $2,882,  respectively .............        17,385         17,118
 Current portion of obligations
    under capital leases .........................           850            865
                                                        --------       --------
     Total current liabilities ...................        26,660         24,962
Long-term debt, less
  current portion ................................        56,511         56,593
Subordinated notes payable
 to stockholders,
 less current portion ............................         8,000          8,000
Obligations under capital
 leases, less current portion ....................         1,501          2,001
                                                        --------       --------
     Total liabilities ...........................        92,672         91,556
                                                        --------       --------

Commitments and contingencies
Stockholders' equity(deficit):

 Common stock, $.01 par value,
   20,000,000 shares authorized,
   10,000,000 shares issued and
   outstanding ...................................           100            100
 Preferred stock, $1 par
   value, 5,000,000
   shares authorized, none
   issued and  outstanding .......................          --             --
 Additional paid-in capital ......................         9,006          9,006
 Retained earnings (deficit) .....................       (19,996)       (15,876)
                                                        --------       --------
     Total stockholders' equity (deficit) ........       (10,890)        (6,770)
                                                        --------       --------
     Total liabilities and
     stockholders' equity(deficit) ...............      $ 81,782       $ 84,786
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

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                 Three Months Ended December 31,
                                                         1995              1994
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     16,046      $     13,261
   Food and beverage .......................            4,601             3,452
   Hotel ...................................              771               708
   Gift shop ...............................              153               143
   Other ...................................              230               189
                                                 ------------      ------------
        Gross revenues .....................           21,801            17,753
Less, promotional allowances ...............           (2,379)           (1,462)
                                                 ------------      ------------
        Net revenues .......................           19,422            16,291

Operating expenses:
   Gaming ..................................            4,746             3,435
   Food and beverage .......................            5,547             4,354
   Hotel ...................................              417               413
   Gift shop ...............................              127               105
   Advertising and promotion ...............            1,184             1,149
   General and administrative ..............            5,331             5,072
   Rent expense paid to related party ......              109                94
   Depreciation and  amortization ..........            1,137             1,483
                                                 ------------      ------------
        Total operating expenses ...........           18,598            16,105
                                                 ------------      ------------
        Operating income ...................              824               186
                                                 ------------      ------------
Other income(expenses):
   Development costs .......................             (702)             (307)
   Interest income .........................               28               441
   Interest expense ........................           (2,668)           (3,262)
   Interest capitalized ....................             --                 168
   Other, net ..............................               (6)               (6)
                                                 ------------      ------------
        Total other income (expense) .......           (3,348)           (2,966)
                                                 ------------      ------------
        Loss before income taxes ...........           (2,524)           (2,780)
Provision for income taxes .................             --                --
                                                 ------------      ------------
        Net loss ...........................           (2,524)           (2,780)

        Retained earnings (deficit),
        beginning of period ................          (17,472)           (5,971)
                                                 ------------      ------------

        Retained earnings(deficit),
        end of period ......................     ($    19,996)     ($     8,751)
                                                 ============      ============

        Net loss per share of
        common stock .......................     $      (0.25)     $      (0.28)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============





                                                  Six Months Ended December 31,
                                                         1995              1994
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     31,371      $     25,200
   Food and beverage .......................            8,913             6,563
   Hotel ...................................            1,493             1,146
   Gift shop ...............................              307               264
   Other ...................................              549               293
                                                 ------------      ------------
        Gross revenues .....................           42,633            33,466
Less, promotional allowances ...............           (4,468)           (2,631)
                                                 ------------      ------------
        Net revenues .......................           38,165            30,835

Operating expenses:
   Gaming ..................................            8,896             6,490
   Food and beverage .......................           10,761             8,146
   Hotel ...................................              816               728
   Gift shop ...............................              234               211
   Advertising and promotion ...............            2,388             1,950
   General and administrative ..............           10,672             9,523
   Rent expense paid to related party ......              205               189
   Depreciation and amortization ...........            2,264             2,730
                                                 ------------      ------------
        Total operating expenses ...........           36,236            29,967
                                                 ------------      ------------
        Operating income ...................            1,929               868
                                                 ------------      ------------
Other income(expenses):
   Development costs .......................             (868)             (600)
   Interest income .........................               32               866
   Interest expense ........................           (5,249)           (6,416)
   Interest capitalized ....................             --                 676
   Other, net ..............................               36                 2
                                                 ------------      ------------
        Total other income (expense) .......           (6,049)           (5,472)
                                                 ------------      ------------
        Loss before  income taxes ..........           (4,120)           (4,604)
Provision for income taxes .................             --                --
                                                 ------------      ------------
        Net loss ...........................           (4,120)           (4,604)

        Retained earnings (deficit),
        beginning of period ................          (15,876)           (4,147)
                                                 ------------      ------------

        Retained earnings(deficit),
        end of period ......................     ($    19,996)     ($     8,751)
                                                 ============      ============

        Net loss per share of
        common stock .......................     $      (0.41)     $      (0.46)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars In Thousands)
                                   (Unaudited)

                                                   Six Months Ended December 31,
                                                             1995          1994
                                                         --------      --------
Cash flows from operating activities:
  Net loss .........................................     $ (4,120)     $ (4,604)
  Adjustments to reconcile net loss to net
     cash (used in) provided by operating
     activities:
     Depreciation and amortization .................        2,264         2,194
     Amortization of original issue discount .......          267           536
     Net loss on sale of assets ....................           17            10

(Increase) decrease in operating assets:
    Receivables ....................................          245          (198)
    Receivables from related parties ...............          183           (42)
    Inventories ....................................           10          (149)
    Prepaid expenses ...............................          444            32
    Deposits and other assets ......................          101           (46)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for
     capital expenditures ..........................           45          (125)
    Accrued expenses ...............................        1,473           716
                                                         --------      --------
            Total adjustments ......................        5,049         2,928
                                                         --------      --------
        Net cash provided by (used in)
        operating activities .......................          929        (1,676)
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ...................         (463)      (21,445)
  Proceeds from sale of equipment ..................           33            14
  Net reductions in restricted cash equivalents ....         --          24,239
  Issuance of notes receivable .....................          (31)          124
  Payments of notes receivable .....................           30          --
  Increase in deposits and other assets ............         --              12
                                                         --------      --------
    Net cash provided by (used in)
     investing activities ..........................         (431)        2,944
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from notes payable ......................          177           237
  Payments under notes payable .....................         (326)         (242)
  Payments under capital lease obligations .........         (430)         (773)
                                                         --------      --------
    Net cash used in financing activities
                                                             (579)         (778)
                                                         --------      --------
    Net increase in cash and cash equivalents ......          (81)          490
Cash and cash equivalents,
 beginning of period ...............................        6,656         6,455
                                                         --------      --------
Cash and cash equivalents,
 end of period .....................................     $  6,575      $  6,945
                                                         ========      ========

Supplemental cash flow disclosures:

   Interest paid, net of amount capitalized ........     $  3,868      $  6,389
                                                         ========      ========
   Income taxes paid ...............................           $-      $    346
                                                         ========      ========
   Capitalized lease obligations incurred ..........     $     70      $     66
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

                      BECKER GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1)       Basis of Presentation:

         The accompanying consolidated financial statements of Becker Gaming, Inc. ("BGI" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying unaudited consolidated financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2)       Denial of Missouri Gaming License Application of Capitol Queen &
          Casino, Inc.:

         Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guaranteed 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes(the "AC Notes") AC, in turn, has guaranteed the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000 of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

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



3)       Assets Held For Sale:

         At December 31, 1995, BGI had $15,597,000 of assets held for sale consisting of riverboat assets of $11,834,000 and $3,763,000 of aviation assets. The Company intends to sell the aviation asset, the proceeds from which are expected to be sufficient to extinguish the existing capital lease obligations relating thereto.


================================================================================
                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc. )
                                 BALANCE SHEETS
                             (Dollars In Thousands)



                                     ASSETS


                                              December 31,    June 30,
                                                     1995        1995
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  4,952    $  5,404
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        581         658
   Management fee receivable -
     Becker Gaming Inc. ......................        725        --
   Receivable from related  parties ..........      1,681         820
   Notes receivable from related party .......      4,416       4,416
   Inventories ...............................        669         661
   Prepaid expenses ..........................        756       1,162
                                                 --------    --------
     Total current assets ....................     13,790      13,131
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,485      37,485
   Furniture and equipment ...................     22,516      22,609
   Land improvements .........................      1,628       1,628
                                                 --------    --------
                                                   61,629      61,722
   Less, accumulated  depreciation ...........    (14,764)    (13,572)
                                                 --------    --------
                                                   46,865      48,150
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     47,073      48,358
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..       --           240
   Deposits and other ........................        432         551
   Financing costs, less accumulated
   amortization of $1,156 at December 31,
   1995 and  $329 June 30, 1995 ..............      2,717       2,993
                                                 --------    --------
       Total other  assets ...................      3,149       3,784
                                                 --------    --------
       Total assets ..........................   $ 64,012    $ 65,273
                                                 ========    ========


                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)



                                               December 31,   June 30,
                                                     1995        1995
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $  1,535    $  1,449
   Accounts payable to related parties .......          5           3
   Accrued expenses ..........................      3,343       3,097
   Management fees due Becker Gaming, Inc. ...      5,049       3,287
   Notes payable .............................          0         121
   Notes payable to related party ............      2,250       2,250
   Current portion of obligations
     under capital leases ....................          3           4
                                                 --------    --------
           Total current liabilities .........     12,185      10,211

Long-term debt, less current portion .........     55,000      55,000
Subordinated notes payable to prior
  stockholders ...............................      5,000       5,000
Obligations under capital leases,
  less current portion .......................          2           4
                                                 --------    --------
           Total liabilities .................     72,187      70,215
                                                 --------    --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value,
   2,500 shares authorized, 1,000
   shares issued and outstanding .............        469         469

  Retained earnings (deficit) ................     (8,644)     (5,411)
                                                 --------    --------

           Total stockholder's equity
           (deficit) .........................     (8,175)     (4,942)
                                                 --------    --------

           Total liabilities  and
           stockholder's equity (deficit) ....   $ 64,012    $ 65,273
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (unaudited)



                                                 Three Months Ended December 31,
                                                           1995            1994
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 13,642        $ 10,973
  Food and beverage ............................          3,390           2,519
  Hotel ........................................            771             708
  Gift shop ....................................            153             143
  Management fee from affiliates ...............            725            --
  Other ........................................            215             172
                                                       --------        --------
      Gross revenues ...........................         18,896          14,515
Less, promotional allowances ...................         (1,945)         (1,148)
                                                       --------        --------
      Net revenues .............................         16,951          13,367
                                                       --------        --------

Operating expenses:
  Gaming .......................................          4,100           2,955
  Food and beverage ............................          4,140           3,310
  Hotel ........................................            417             413
  Gift shop ....................................            127             105
  Advertising and promotion ....................          1,145           1,116
  General and administrative ...................          4,876           3,624
  Management fee - Becker Gaming, Inc. .........            906             723
  Rent expense paid to related party ...........             54              46
  Depreciation and amortization ................            893             938
                                                       --------        --------
      Total operating expenses .................         16,658          13,230
                                                       --------        --------
      Operating income .........................            293             137
                                                       --------        --------

Other income (expenses):
  Gain(Loss) on sale of assets .................            (14)           --
  Interest income ..............................             75             151
  Interest expense .............................         (1,762)         (1,821)
  Interest capitalized .........................           --               168
  Other, net ...................................             10            --
                                                       --------        --------
      Total other expenses .....................         (1,691)         (1,502)
                                                       --------        --------
      Income (loss) before taxes ...............         (1,398)         (1,365)
Provision for income tax .......................           --              --
                                                       --------        --------
      Net (loss)income .........................       ($ 1,398)       ($ 1,365)

Retained earnings (deficit),
beginning ofperiod .............................         (7,246)           (950)
                                                       --------        --------

Retained earnings (deficit),
end of period ..................................       ($ 8,644)       ($ 2,315)
                                                       ========        ========




                                                   Six Months Ended December 31,
                                                           1995            1994
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 26,533        $ 20,610
  Food and beverage ............................          6,463           4,684
  Hotel ........................................          1,493           1,146
  Gift shop ....................................            307             264
  Management fee from affiliates ...............            725            --
  Other ........................................            515             262
                                                       --------        --------
       Gross revenues ..........................         36,036          26,966
 Less, promotional allowances ..................         (3,614)         (1,990)
                                                       --------        --------
      Net revenues .............................         32,422          24,976
                                                       --------        --------

Operating expenses:
  Gaming .......................................          7,638           5,568
  Food and beverage ............................          8,015           6,084
  Hotel ........................................            816             728
  Gift shop ....................................            234             211
  Advertising and promotion ....................          2,321           1,890
  General and administrative ...................          9,674           6,695
  Management fee - Becker Gaming, Inc. .........          1,763           1,343
  Rent expense paid to related party ...........            108              93
  Depreciation and amortization ................          1,779           1,637
                                                       --------        --------
      Total operating expenses .................         32,348          24,249
                                                       --------        --------
      Operating income .........................             74             727
                                                       --------        --------

Other income (expenses):
  Gain(Loss) on sale of assets .................            (11)           --
  Interest income ..............................            144             395
  Interest expense .............................         (3,475)         (3,638)
  Interest capitalized .........................           --               676
  Other, net ...................................             35            --
                                                       --------        --------
      Total other expenses .....................         (3,307)         (2,567)
                                                       --------        --------
      Income (loss) before taxes ...............         (3,233)         (1,840)
Provision for income tax .......................           --              --
                                                       --------        --------
      Net (loss)income .........................       ($ 3,233)       ($ 1,840)

Retained earnings (deficit),
beginning of period ............................         (5,411)           (475)
                                                       --------        --------

Retained earnings (deficit),
end of period ..................................       ($ 8,644)       ($ 2,315)
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                   Six Months Ended December 31,
                                                               1995        1994
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ..................................   ($ 3,233)   ($ 1,840)

    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization ......................      1,779       1,637
    Provision for losses on related
     party receivables .................................      2,152        --
    (Gain) loss on sale of equipment ...................         11          (2)

(Increase) decrease in operating assets:
    Receivables ........................................     (2,728)        559
    Inventories ........................................         (8)       (133)
    Prepaid expenses ...................................        406          (7)
    Deposits and other .................................        (13)        (50)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for
     capital expenditures ..............................         88        (148)
    Accrued expenses ...................................        246         728
    Management fees due to Becker Gaming, Inc. .........      1,762       1,343
                                                           --------    --------
       Total adjustments ...............................      3,695       3,927
                                                           --------    --------
        Net cash provided by operating activities ......        462       2,087
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures, net of amounts in
     accounts payable ..................................        (77)    (19,448)
    Increase in receivable from Becker Gaming, Inc. ....       --        (3,000)
    Increase in  management fee receivable from Becker
    Gaming, Inc. .......................................       (725)       --
    Net (additions to) reductions in restricted cash
    equivalents ........................................       --        19,905
    Proceeds from assets sales .........................         12        --
                                                           --------    --------
       Net cash provided by (used in)
          investing activities .........................       (790)     (2,543)
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under notes payable ........       --         1,000
    Principal payments on notes payable ................       (121)       (120)
    Payments under capital lease obligations ...........         (3)        (14)
                                                           --------    --------
       Net cash provided by (used in)
          financing activities .........................       (124)        866
                                                           --------    --------
       Net increase in cash and cash equivalents .......       (452)        410
Cash and cash equivalents, beginning of the period .....      5,404       4,014
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  4,952    $  4,424
                                                           ========    ========
Supplemental cash flow disclosures:
    Interst paid, net of amount capitalized ............   $  3,558    $  3,558
                                                           ========    ========
    Income taxes paid ..................................       --      $    136
                                                           ========    ========
    Capital lease obligations incurred .................       --      $      9
                                                           ========    ========


The accompanying notes are an integral part of these financial statements.
================================================================================


                            ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                       NOTES TO THE FINANCIAL STATEMENTS
                                   ----------


1)   Basis of Presentation:

      Arizona Charlie's, Inc. ("AC") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1995.

2)    Denial  of  Missouri  Gaming  License  Application  of
Capitol Queen & Casino, Inc.:

      Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guaranteed 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc., another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes (the "AC Notes"). AC, in turn, has guaranteed the 12% First
Mortgage Notes (the "CQC Notes") due November 15, 2000 of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

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


================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                        December 31,   June 30,
                                                                1995       1995
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $   842    $   506
  Current portion of notes receivable ....................       175        175
  Note receivable from related party .....................     2,250      2,250
  Other receivables ......................................       130        146
  Prepaid expenses .......................................        33         46
                                                             -------    -------
      Total current assets ...............................     3,430      3,123
                                                             -------    -------


Property and equipment:
  Building and leasehold improvements ....................       509        461
  Furniture, fixtures and equipment ......................     2,930      2,984
                                                             -------    -------
                                                                3,439      3,445
  Less, accumulated depreciation .........................    (1,586)    (1,710)
                                                             -------    -------
      Net property and equipment .........................     1,853      1,735
                                                             -------    -------

Notes receivable, less current
  portion ................................................       273        267

Advances to related parties ..............................       110         86

Other assets, less accumulated
  amortization of $20 at December 31, 1995,
  and $19 at June 30 , 1995 ..............................        87        138
                                                             -------    -------

      Total assets .......................................   $ 5,753    $ 5,349
                                                             =======    =======



                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                        December 31,  June 30,
                                                               1995     1995
                                                             ------   ------
                                                        (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $   11   $   69
  Accrued expenses .......................................      506      284
  Current portion of long term debt ......................      304      255
                                                             ------   ------
       Total current liabilities .........................      821      608


Long-term liabilities:
   Long-term debt, less current portion ..................      632      664
   Subordinated notes payable to
     former stockholders .................................    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,453    4,272
                                                             ------   ------

Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding .................................       27       27
Retained earnings ........................................    1,273    1,050
                                                             ------   ------
      Total stockholder's equity .........................    1,300    1,077
                                                             ------   ------

      Total liabilities and stockholder's
      equity .............................................   $5,753   $5,349
                                                             ======   ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)



                                       Three Months Ended December 31,
                                              1995       1994
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $   576    $   584
       Other ...........................        33         73

    Slot service fees:
       From related parties ............        24         18
       Other ...........................         8         16
                                           -------    -------
         Total revenues ................       641        691

Operating expenses:
    Slot route and service .............       307        271
    General and administrative .........         9         15
    Management fee - Becker Gaming, Inc.        38         33
    Depreciation and amortization ......        76         58
                                           -------    -------
       Total operating expenses ........       425        382
                                           -------    -------
Operating income .......................       216        309
                                           -------    -------
Other income (expense):
    Interest income ....................        42         34
    Interest expense ...................      (104)       (86)
    Other income .......................        13         15
                                           -------    -------
       Total other income (expense) ....       (49)       (37)
                                           -------    -------
Net income before income tax ...........       167        272
Provision for income tax ...............       (57)      (102)
                                           -------    -------
Net income .............................       110        191
Retained earnings,
beginning of period ....................     1,163        527
                                           -------    -------
Retained earnings, end of
period .................................   $ 1,273    $   718
                                           =======    =======



                                       Six Months Ended  December 31,
                                              1995       1994
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $ 1,143    $ 1,128
       Other ...........................        74        142

    Slot service fees:
       From related parties ............        48         36
       Other ...........................        16         33
                                           -------    -------
         Total revenues ................     1,281      1,339

Operating expenses:
    Slot route and service .............       614        508
    General and administrative .........        27         35
    Management fee - Becker Gaming, Inc.        67         74
    Depreciation and amortization ......       149        113
                                           -------    -------
       Total operating expenses ........       857        730
                                           -------    -------
Operating income .......................       424        609
                                           -------    -------
Other income (expense):
    Interest income ....................        82         59
    Interest expense ...................      (203)      (170)
    Other income .......................        35         41
                                           -------    -------
       Total other income (expense) ....       (86)       (70)
                                           -------    -------

 Net income before income tax ..........       338        539
Provision for income tax ...............      (115)      (183)
                                           -------    -------
Net income .............................       223        356
Retained earnings,
beginning of period ....................     1,050        362
                                           -------    -------
Retained earnings,
end of period ..........................   $ 1,273    $   718
                                           =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                       Six Months Ended December 31,
                                             1995       1994
                                          -------    -------
Cash flows from operating activities:
    Net income ........................   $   223    $   356

    Adjustments  to  reconcile  net
     income to net cash  provided  by
     operating activities:
     Depreciation and amortization ....       149        113
     Gain on sales of equipment .......        13         12

(Increase) decrease in operating assets:
    Other receivables .................        16         21
    Prepaid expenses ..................        13          8

Increase (decrease) in operating liabilities:
     Accounts payable .................       (58)       (58)
     Notes payable ....................      --           15
     Accrued expenses .................       222         (1)
                                          -------    -------
         Total adjustments ............       355        110
                                          -------    -------

         Net cash provided by
          operating activities ........       578        466
                                          -------    -------

Cash flows from investing activities:
   Capital expenditures ...............      (285)      (313)
   Proceeds from sales of equipment ...        12         14
   Decrease (increase) in related
     party notes receivable ...........      --       (1,000)
   Decrease (increase) in advances
     to related parties ...............       (24)       (23)
   Repayments of notes receivable .....        39        109
                                          -------    -------
        Net cash provided by
          investing activities ........      (258)    (1,213)
                                          -------    -------
Cash flows from financing activities:

    Proceeds from notes payable .......       177        237
    Principal payments on notes payable      (161)       (72)
                                          -------    -------
        Net cash provided by
          financing activities ........        16        165
                                          -------    -------

        Net increase in cash ..........       336       (582)

Cash, beginning of period .............       506      1,940
                                          -------    -------
Cash, end of period ...................   $   842    $ 1,358
                                          =======    =======

Supplemental cash flow disclosures:
    Interest paid .....................   $   204    $   170
                                          =======    =======
    Income taxes paid .................        $-    $   102
                                          =======    =======

The accompanying notes are an integral part of these financial statements.
================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                       NOTES TO THE FINANCIAL STATEMENTS
                                   ----------

1)   Basis of Presentation:

      Sunset Coin, Inc. ("SC") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes including in SC's annual report on Form 10-K for the year ended June 30, 1995.

2)    Denial  of  Missouri  Gaming  License  Application  of
Capitol Queen & Casino, Inc.:

      Sunset Coin, Inc., a wholly owned subsidiary of BGI, has guaranteed 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes (the "AC Notes"). AC, in turn, has guaranteed the 12% First
Mortgage Notes (the "CQC Notes") due November 15, 2000 of Capitol Queen & Casino, Inc. ("CQC"), another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

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

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS



                                                        December 31,    June 30,
                                                                1995      1995
                                                             -------   -------
                                                         (Unaudited)
Current assets:


  Cash and cash equivalents ..............................   $  --     $    45
   Restricted cash, in escrow account ....................        30        30
                                                             -------   -------

      Total current assets ...............................        30        75
                                                             -------   -------

Other assets:


  Assets held for sale ...................................    11,834    12,146

  Financing costs, net of accumulated
    amortization of $278 at December 31,
    1995 and $212 at June 30, 1995 .......................       639       705
  Deposits and other assets ..............................        60        60
                                                             -------   -------

      Total other assets .................................    12,533    12,911
                                                             -------   -------

      Total assets .......................................   $12,563   $12,986
                                                             -------   -------
                                                             -------   -------



                  LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)

                                                      December 31,    June 30,
                                                              1995        1995
                                                          --------    --------
                                                       (Unaudited)

Current liabilities:

  Accounts payable ....................................   $   --      $    142
  Advances from related parties .......................      1,057         404
  Accrued interest ....................................      1,542         395
  Notes payable to related parties ....................      1,200       1,200
  Long-term debt classified as current,
    net of unamortized original issue discount
    of $2,615 and $2,882, respectively ................     17,385      17,118
                                                          --------    --------
         Total liabilities ............................     21,184      19,259
                                                          --------    --------

Commitments and contingencies

Stockholder's equity(deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding ......       --          --
  Additional paid-in capital ..........................     12,732      12,732
  Deficit accumulated during development stage ........    (21,353)    (19,005)
                                                          --------    --------
      Total stockholder's equity (deficit) ............     (8,621)     (6,273)
                                                          --------    --------

      Total liabilities and stockholder's
         equity(deficit) ..............................   $ 12,563    $ 12,986
                                                          --------    --------
                                                          --------    --------


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

                        CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)





                                Three Months Ended December 31,
                                        1995       1994
                                     -------    -------
Revenues .........................        $-         $-

Operating expenses:
  Amortization of financing and
    other costs ..................        33        333
  Abandonment loss ...............      --         --
  Development costs ..............       702        307
                                     -------    -------

      Total operating expenses ...       735        640
                                     -------    -------

Operating loss ...................      (735)      (640)

Other income (expenses):
  Interest income ................      --          283
  Interest expense ...............      (729)    (1,227)
  Interest capitalized ...........      --         --
                                     -------    -------

Total other income (expense) .....      (729)      (944)
                                     -------    -------

Net loss before extraordinary item
                                      (1,464)    (1,584)
                                     -------    -------

Extraordinary item:
  Loss on early retirement of
    debt (no income tax benefit
    available) ...................      --         --
                                     -------    -------
   Net loss ......................   $(1,464)   $(1,584)
                                     =======    =======





                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                            Six Months              Through
                                         Ended December 31,      December 31,
                                         1995        1994            1995
                                     --------    --------    ------------------
Revenues ...........................       $-          $-                    $-


Operating expenses:
  Amortization of financing and ....       66         670                 1,307
    other costs ....................     --          --                   6,034
  Abandonment loss .................      868         600                 2,074
  Development costs ................     --          --                    --

                                          934       1,270                 9,415
      Total operating expenses .....     --          --                    --

                                         (934)     (1,270)               (9,415)
Operating loss

Other income (expenses): ...........     --           555                 1,265
  Interest income ..................   (1,415)     (2,453)               (9,797)
  Interest expense .................     --          --                     683
  Interest capitalized .............     --          --                    --

                                       (1,415)     (1,898)               (7,849)
Total other income (expense) .......     --          --                    --


Net loss before extraordinary item .   (2,349)     (3,168)              (17,264)
                                     --------    --------    ------------------


Extraordinary item:
  Loss on early retirement of
     debt (no income tax benefit ...
     available) ....................     --          --                  (4,089)
                                     --------    --------    ------------------

   Net loss ........................ $ (2,349)   $ (3,168)   $          (21,353)
                                     ========    ========    ==================


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

                          CAPITOL QUEEN & CASINO, INC.

  ( A Development Stage Company And A Wholly Owned Subsidiary of Becker Gaming,
                                      Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)





                                                      Six Months Ended
                                                         December 31,
                                                    1995       1994
                                                 -------    -------

Cash flows from development stage activities:
 Net loss ....................................   $(2,349)   $(3,168)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...        66        134
 Amortization of original issue discount .....       267        536
 Abandonment loss ............................      --         --
 Extraordinary loss on retirement of debt ....      --         --
 Increase in accounts payable
  and accruals, net of amounts
  for capital expenditures ...................     1,005          5
 Increase in advances from related parties ...       653         40
                                                 -------    -------
       Total adjustments .....................     1,991        715
                                                 -------    -------
       Net cash used in development
         stage activities ....................      (358)    (2,453)
                                                 -------    -------

Cash flows from investing activities:
 Capital expenditures, net of
  construction accounts payable ..............      --       (1,639)
 Decrease in deposits and other assets .......       313         12
 Capitalization of preopening costs ..........      --         --
 Development costs ...........................      --         --
 Net (additions to) reductions
    in restricted cash equivalents ...........      --        4,334
                                                 -------    -------
     Net cash provided by
       (used in) investing activities ........       313      2,707
                                                 -------    -------

Cash flows from financing activities:
 Principal payments on First
    Mortgage Notes ...........................      --         --
 Proceeds from issuance of First
    Mortgage Notes, net of financing costs ...      --         --
 Proceeds from borrowings under
    notes payable to  related parties ........      --         --
 Equity contribution from Becker Gaming, Inc.       --
      relating to sale of warrants ...........      --         --
                                                 -------    -------
     Net cash provided by financing activities      --         --
                                                 -------    -------

     Net (decrease) increase in
         cash and cash  equivalents ..........       (45)       254

Cash and cash equivalents,
    beginning of period ......................        45         33
                                                 -------    -------

Cash and cash equivalents,
    end of period ............................      --      $   287
                                                 -------    -------
                                                 -------    -------

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...        $-    $ 2,400
                                                 -------    -------
                                                 -------    -------
 Original issue discount that
    did not affect cash ......................        $-         $-
                                                 -------    -------
                                                 -------    -------
 Equity contribution by Becker Gaming
    that did not affect cash .................        $-         $-
                                                 -------    -------
                                                 -------    -------


                                                       For The Period
                                                      January 20, 1993
                                                        (The Date Of
                                                         Inception)
                                                           Through
                                                         December 31,
                                                              1995
                                                           --------

Cash flows from development stage activities:
 Net loss ...................................              $(21,353)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ..                 1,307
 Amortization of original issue discount ....                 1,766
 Abandonment loss ...........................                 6,034
 Extraordinary loss on retirement of debt ...                 4,089
 Increase in accounts payable
  and accruals, net of amounts
  for capital expenditures ..................                 1,553
 Increase in advances from related parties ..                 1,045
                                                           --------
       Total adjustments ....................                15,794
                                                           --------
       Net cash used in development
         stage activities ...................                (5,559)
                                                           --------

Cash flows from investing activities:
 Capital expenditures, net of
  construction accounts payable .............               (12,936)
 Decrease in deposits and other assets ......                   253
 Capitalization of preopening costs .........                  (340)
 Development costs ..........................                  (553)
 Net (additions to) reductions
    in restricted cash equivalents ..........                   (31)
                                                           --------
     Net cash provided by
       (used in) investing activities .......               (13,607)
                                                           --------

Cash flows from financing activities:
 Principal payments on First
    Mortgage Notes ..........................               (20,200)
 Proceeds from issuance of First
    Mortgage Notes, net of financing costs ..                30,666
 Proceeds from borrowings under
    notes payable to  related parties .......                 1,200
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ..........                 7,500
                                                           --------
     Net cash provided by financing activities               19,166
                                                           --------

     Net (decrease) increase in
         cash and cash  equivalents .........                  --

Cash and cash equivalents,
    beginning of period .....................                  --
                                                           --------

Cash and cash equivalents,
    end of period ...........................                  --
                                                           --------
                                                           --------

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ..              $  5,807
                                                           --------
                                                           --------
 Original issue discount that
    did not affect cash .....................              $  7,500
                                                           --------
                                                           --------
 Equity contribution by Becker Gaming
    that did not affect cash ................              $  5,232
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

                          CAPITOL QUEEN & CASINO, INC.
  ( A Development Stage Company And A Wholly Owned Subsidiary of Becker Gaming,
                                      Inc.)

                       NOTES TO THE FINANCIAL STATEMENTS
                                   ----------


1)   Basis of Presentation:

      Capitol Queen & Casino, Inc. ("CQC") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1995.

2)    Denial  of  Missouri  Gaming  License  Application  of
Capitol Queen & Casino, Inc.:

      Sunset Coin, Inc. ("SC"), a wholly owned subsidiary of BGI, has guaranteed 12% First Mortgage Notes due November 15, 2000, of Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI, until such time as AC completes an expansion of its casino facilities (which it has done) and obtains a specified fixed charge coverage ratio, as defined in the indenture governing the AC First Mortgage Notes (the "AC Notes"). AC, in turn, has guaranteed the 12% First Mortgage Notes (the "CQC Notes") due November 15, 2000 of Capitol Queen & Casino, Inc., another wholly owned subsidiary of BGI, until such time as CQC is licensed to conduct gaming in Missouri.

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


Arizona Charlie's, Inc.

General
-------

       AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lessor extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non- casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in department operating losses. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance.


            Results of Operations for the three and six months ended
                           December 31, 1995 and 1994
                                   ----------

      Results from operations at AC decreased for both the three-month and six-month periods ended December 31, 1995 compared to the same periods in 1994 despite increased revenues as a result of increased operating expenses in the more recent periods. The increased revenues and expenses reflected the openings of new and expanded facilities at Arizona Charlie's from September 1994 through January 1995. In addition, the increase in expenses for the 1995 periods reflects increased slot promotional activity, costs accrued and payments made on behalf of CQC, and the addition of staff personnel, equipment and related operating expenses transferred to AC from BGI.

      Net revenues at AC increased by $3,584,000, or 26.8%, from $13,367,000 to $16,951,000 for the three-month period ended December 31, 1995 compared to the three-month period ended December 31, 1994. In the same period-to-period comparison, operating expenses, including depreciation and amortization, increased by 30.5% to $17,258,000 from $13,230,000. This resulted in a $444,000 decrease in operating income from $137,000 to an operating loss of $307,000 for the more recent period.

      Net revenues at AC increased by $7,446,000, or 29.8%, from $24,422,000 to $32,422,000 million for the six-month period ended December 31, 1995 compared to the six-month period ended December 31, 1994. In the same period- to- period comparison, operating expenses, including depreciation and amortization, increased by 39.6% to $33,848,000 from $24,249,000. This resulted in a $2,153,000 decrease in operating income from $727,000 to an operating loss of $1,426,000 for the more recent period.

      The largest portion of the revenue increase for the three-month period ended December 31, 1994 is attributable to gaming revenues, specifically, gaming machine revenues, which increased 26.6% from $8,976,000 to $11,365,000, reflecting greater revenue generated by an average of 177 additional slot machines in the latter period. Revenues from table games also increased from $1,147,000 to $1,267,000 during the three-month period and can be attributed to the raising of betting limits, establishing higher credit limits to qualified customers and the operation of a three table poker room which was open for only two months of the 1994 quarter. Bingo revenues also increased by $102,000 for the three-month period ended December 31, 1995 when compared to the same period of the prior year as a result of lower than normal payouts.

     The largest portion of the increase in revenues for the six-month period ended December 31, 1995 is attributable to gaming revenues which increased 28.7% from $20,610,000 to $26,533,000. Specifically, gaming machine revenues increased $4,941,000 or 28.5% from $17,354,000 to $22,295,000. Revenues from table games increased  $351,000 or 16.9%,  from $2,084,000 to $2,435,000,  and revenues from the race & sports book increased $285,000, or 21.4%, from $1,328,000 to $1,613,000. These increases are the result of an additional 399 slot machines, 5 table games and an expanded race & sports book facility that offers pari-mutual wagering. Bingo revenues also increased by $111,000 during the six-month period ended December 31, 1995 compared to the same period of the prior year as a result of lower than normal payouts.

       Food & Beverage revenues increased 34.6% from $2,519,000 to $3,390,000 during the three-month period ended December 31, 1995 compared to the same period in the prior year reflecting full operation of the two specialty restaurants, Chin's and the Yukon Grill which opened in December of 1994. For the six-month period ended December 31, 1995, food & beverage revenues increased $1,779,000 or 38.0% from $4,684,000 to $6,463,000 when compared to the six-month period of the prior year, also reflecting the additional revenues from the two specialty restaurants.

     Hotel revenues increased 8.9% from $708,000 to $771,000 during the three months ended December 31, 1995 compared to the same three-month period in 1994. The increased revenue is due to a slight increase in room rates combined with a small increase in occupancy. During the six-month period ended December 31, 1995, hotel revenues increased by $347,000 or 30.3% from $1,146,000 to $1,493,000 compared to the same six-month period of 1994. The increased revenue is largely due to the addition of 158 rooms that were opened in September of 1994.

      Gift shop revenues increased 7.0% from $143,000 to $153,000 during the three-month period ended December 31, 1995 compared to the same period in 1994. During the six-month period ended December 31, 1995, gift shop revenues increased $43,000, or 16.3%, from $264,000 to $307,000 compared to the same period in 1994. The increases are primarily due to the relocation and enlargement of the gift shop in January 1995.

      Other revenues which principally include entertainment cover charges, ATM commissions, and revenues from PBX and banquets, increased 25.0% from $172,000 to $215,000 for the three-month period ended December 31, 1995 compared to the same period in 1994. During the six month period ended December 31, 1995, other revenues increased by $253,000 or 96.6% from $262,000 to $515,000 compared to the same six-month period of 1994. The increases for the 1995 periods reflect higher entertainment cover charge and banquet revenues resulting from the addition of the showroom and the banquet facilities which opened in December 1994.

     Gaming expenses increased by $1,145,000 and $2,070,000, or 38.8% and 37.2%, from $2,955,000 and $5,568,000 to $4,100,000 and $7,638,000, respectively, for the three-month and six-month periods ended December 31, 1995 as compared to the same periods in 1994. The higher levels of expense for the 1995 three-month period reflect additional slot promotional payouts totaling $727,000 made in connection with two casino promotions held in October and December 1995. Other increased expense includes higher gaming tax and license fees totaling $124,000 which are associated with the increased gaming revenues and the addition of a casino promotions department in September 1995. Such departmental expenses include additional salaries and wages and certain costs associated with Company-sponsored promotional events for premium players totaling $159,000. In August 1995, the Company added a "Let it Ride the Tournament" table game. Associated fees payable to the manufacturer of the game totaled $56,000 for the three-month period ended December 31, 1995. For the 1995 six- month period, increased expenses include slot promotional expense of $1,086,000, higher gaming tax and licenses fees of $401,000 along with the additional expense of the newly created casino marketing department and costs associated with the "Let it Ride" table games. As a result, gaming expenses represented 30.1% and 28.8% of gaming revenues for the three-month and six-month periods ended December 31, 1995 compared to 26.9% and 27.0% of the gaming revenues for the same periods in 1994.

      Food and Beverage expenses increased by $830,000 and $1,931,000, or 25.8% and 31.74%, from $3,310,000 and $6,084,000 to $4,140,000 and $8,015,000, respectively, for the three-month and six-month periods ended December 31, 1995 when compared to the same periods in 1994, as a result of increased food costs and the additional departmental personnel required for the two new specialty restaurants and the sports book deli that opened in December 1994. As a result, food and beverage expenses represented 22.1% and 24.0% of food and beverage revenues for the three-month and six-month periods ended December 31, 1995 compared to 31.4% and 29.9% of the food and beverage revenues for the same periods in 1994. Management anticipates these costs will continue to decline as a percentage of revenues as these facilities generate higher customer volumes and start-up costs are eliminated.

     Hotel expenses increased by $4,000 and $88,000, or 1.0% and 12.1%, from $413,000 and $728,000 to $417,000 and $816,000, respectively, for the three-month and six-month periods ended December 31, 1995 as compared to the same periods in 1994, reflecting increased salaries and wages and the additional expense associated with the operation of the newly constructed rooms and suites during the 1995 six-month period. Net contribution by the hotel department (hotel revenues less hotel operating expenses) was $354,000 and $677,000 for the three-month and six-month periods ended December 31, 1995 as compared to $295,000 and $418,000. for the same periods in 1994.

       General and Administrative expenses increased by $1,252,000 and $2,979,000, or 34.5% and 44.5%, from $3,624,000 and $6,695,000 to $4,876,000 and
$9,674,000 respectively, for the three-month and six-month periods ended December 31, 1995 as compared to the same periods in 1994. The increases resulted from an addition to staff (approximately 40 employees) in the accounting, payroll, personnel and technical services departments and the transfer of certain executive personnel in March 1995 to the Company together with related departmental costs. Other expenses transferred from BGI to the Company include the maintenance and other operating expenses associated with an airplane and two boats. Other increases to General and Administrative expenses included accrued expenses and payments made on behalf of CQC in the amounts of $404,000 and $653,000 for the three-month and six-month ended December 31, 1995. The Company accrued management fees payable to BGI of $905,000 and $1,763,000 during the three-month and six-month periods ended December 31, 1995.

      Advertising and Promotional expenses increased by $29,000 and $431,000, or 2.6% and 22.8%, from $1,116,000 and $1,890,000 to $1,145,000 and $2,321,000 during the three-month and six-month periods ended December 31, 1995 as compared to the same period in 1994. The increase in the six-month period is attributable to AC's effort to maintain overall customer levels during the slower summer months and to promote and attract customers to the newly constructed venues.

      Depreciation and Amortization decreased by $45,000 and increased $142,000, or (4.8%) and 8.7%, from $938,000 and $1,637,000 to $893,000 and $1,779,000 during the three-month and six-month periods ended December 31, 1995 when compared to the same periods in 1994, primarily due to the disposition of an airplane in May 1995, offset by additional depreciation expense associated with new expansion assets placed in service during the six-month 1995 period.

      AC had other expenses of $1,691,000 and $3,307,000 for the three-month and six-month periods ended December 31, 1995 compared with $1,502,000 and
$2,567,000 for the same periods in 1994. The increases were primarily due to a decrease in capitalized interest (other income) in the amounts of $168,000 and $676,000 for the three-month and six-month periods ended December 31, 1995.


Income Taxes
------------

      As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $6,000,000. Management anticipates that, upon full operation of its expanded facilities, AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 35%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.

Liquidity and Capital Resources
-------------------------------

      At December 31, 1995, AC had working capital of $1,605,000 compared to working capital of $2,920,000 at June 30, 1995. The decrease in working capital was caused primarily by increased accruals on the AC and CQC Notes, management fees payable to BGI, interest on the $2,250,000 short-term note payable to Sunset Coin, Inc., and decrease in prepaid expenses offset by an increase in receivable from related parties.

      For the six-month period ended December 31, 1995, cash provided by operating activities decreased by 77.9% to $462,000 from $2,087,000 for the same period in 1994. The decrease is primarily attributable to a net loss of $3,233,000 for the six-month period in 1995 compared to a net loss of $1,840,000 for the same period last year, an increase in operating assets of $2,712,000 from a decrease of $369,000 for the same period last year offset by an increase in operating liabilities to $2,096,000 for the six-month period in 1995 from $1,923,000 for the same period in 1994.

      For the six-month period ended December 30, 1995, net cash used in investing activities decreased by 68.9% to $790,000 from $2,543,000 for the same period in 1994. The decrease is the result of a $19,371,000 reduction in capitol expenditures, offset by a $19,905,000 net reduction to restricted cash. Capitol expenditures decreased in the 1995 period because the majority of the construction of the expanded facility was completed in the 1994 period. Restricted cash was also reduced upon payment for the construction of the expanded facility. Other decreases in investing activities reflect a $2,275,000 net reduction in receivables from BGI to attributable a decrease in a cash advances to BGI from AC.

      Cash flows used in financing activities for the six-month period ended December 31, 1995 was $124,000 reflecting payments on notes payable and capital leases. For the same period in 1994, cash flows from financing activities provided $866,000 derived mostly from borrowing under notes payable.

      AC's long-term obligations, approximately $60,000,000 at December 31, 1995, consist of the AC Notes, stockholder notes and capitalized equipment leases. AC has annual interest expenses aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, in addition to current annual payment of $1,200,000 associated with capitalized equipment financing. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

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

      In addition, unless the holders of the CQC Notes otherwise agree, AC will be liable for any shortfall between the proceeds from any sale of assets by CQC and the amount required to retire the CQC Notes. Because there can be no assurances that CQC will be able to sell its assets for an amount which will allow it to fully or substantially repay the CQC Notes, AC's liability under its guarantee of the CQC Notes may exceed that amount which it could support. In addition, a default under the AC Notes and entitle the holders of 25% or more in principal amount thereof to cause such AC Notes to become accelerated, in which event they would become immediately due and payable in full.

      On November 15, 1995, AC made an interest payment due on the AC Notes in the amount of $1,650,000, an amount equal to 50% of the required amount due. The remainder of the interest was paid on December 27, 1995. CQC was not able to make its scheduled interest payment of $1,200,000, and AC did not have funds available to advance on behalf of CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan, however, an agreement has not yet been reached.

      AC's management believes that, if not required to make any large cash payments under its guarantee of the CQC Notes, AC has sufficient funds to meet its projected needs for financing of existing operations and service its debt obligations. However, AC's performance will be influenced by prevailing economic conditions and financial, business and competitive factors, may of which are beyond its control.

Sunset Coin, Inc.

General
-------

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

      In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with six Becker Gaming Group ("BGG") locations, which are expected to be renewed in general course, and one additional location owned by an unrelated party.

Results  of  operations for the three and six  months  ended
December 31, 1995 and 1994

     SC's results of operations declined for the three-month and six-month periods ended December 31, 1995 compared to the same periods in the prior year. Revenues decreased by 7.2% to $641,000 for the three-month period and by 4.3% to $1,281,000 for the six-month period. The decreases in revenues are attributable to the expiration of one participation and one service fee location in the more recent period that were not renewed, the effect of which was slightly offset by the addition of one participation location and the conversion of another location from a participation contract to a more favorable space lease contract. Additional service revenues were recognized in the 1995 periods due to the recently added BGG bar, Charlie's Bar Down Under.

     The total number of gaming machines operated during the three-month and six-month periods ended December 31, 1995 were 388 compared to 371 in the prior year periods. The total number of gaming machines from the BGG locations that are serviced by SC is 135 for the three-month and six-month periods of 1995 compared to 95 gaming machines for the same periods in 1994. Slot service fees from BGG for the three-month and six-month periods ended December 31, 1995 were $24,000 and $48,000, up from $18,000 and $36,000 for the same periods in the prior year.

      Gaming machine route expenses for the three-month and six-month periods ended December 31, 1995 increased by 13.3% to $307,000 and by 20.9% to $614,000 when compared to the same periods in the prior year reflecting increased salaries and wages, due to additional staffing requirements and the transfer of management personnel from BGI to SC. Other increased expense is due to higher automotive repair and maintenance, partially offset by a decrease in loss and damage.

     General and administrative expenses for the three-month and six-month periods decreased by 40.0% and 22.9% to $9,000 and $27,000 from $15,000 and $35,000, reflecting lower professional fees, donations and bad debts.

      Management fees (based upon gross revenues) decreased by 13.2% and 9.5% to $5,000 and $7,000 for the three-month and six-month periods ended December 31, 1995 when compared to the same periods in the prior year. This decrease is attributable to lower gross revenues in the more recent periods.

      Depreciation and amortization increased by 31.0% and 31.9% to $76,000 and $149,000 for the three-month and six-month periods ended December 31, 1995 reflecting depreciation and amortization costs connected with the new BGG bar completed in April 1995. SC purchased certain furniture, fixtures and equipment contained in this bar.

      During the three-month and six-month periods ended December 31, 1995, SC had other expenses (net of other income) of approximately $49,000 and $86,000 compared to $37,000 and $70, 000 for the same periods in 1994. The increases are attributable to increased interest expense relating to draws on a line of credit to finance the furniture, fixtures and equipmentinstalled in the new BGG bar and slot machines for the new andexisting locations.

Income Taxes
------------

      As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month and six-month periods ended December 31, 1995 amounted to $57,000 and $115,000 from $102,000 and $183,000 in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities for the six-month period ended December 31, 1995 increased to $578,000 from $466,000 for the six-month period ended December 31, 1994, mostly due to a net increase in operating liabilities of $208,000 and depreciation and amortization of $36,000 offset by a decrease in revenues of $133,000.

      Cash flows used in investing activities for the sixmonths ended December 31, 1995 amounted to $258,000, including repayment of notes receivable of $39,000, a decrease in advances to related parties of $24,000, purchases of slot machines of $285,000, and proceeds from the sale of slot machines of $12,000.

      Cash flows used in financing activities for the sixmonths ended December 31, 1995 amounted to $16,000, reflecting note proceeds of $177,000 and $161,000 in principal payments on notes payable.

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

      In July 1994, SC entered into an agreement with a bank for a new $1.2 million non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement, SC originally could request advances through October 28, 1995 only, at which time its rights to advances under the agreement were terminated. In December 1995, the agreement was amended making available the unused portion of $1,200,000 until October 20, 1996. Advances under the agreement bear interest at the bank's prime rate plus 1.5% up to 2.0%. As of December 31, 1995, the amount outstanding under the non-revolving line of credit was $878,000. SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. SC has guaranteed the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of
2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earnings because

      AC may have liability under its guarantee of the CQC Notes beyond that which it could immediately support, AC may be in default of the AC Notes and SC, as guarantor of the AC Notes, would have liability under its guarantee. Such liability would likely exceed the amount which SC could immediately support, including amounts available under its non-revolving line of credit.



Capitol Queen & Casino, Inc.

Analysis of Development Stage Activities for the period July 1, 1995 through December 31, 1995

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

      During the period from July 1, 1995 through December 31, 1995, CQC had total operating expenses of $934,000 consisting primarily of amortization expenses of $66,000 associated with debt issue costs and $868,000 of other operating costs. Other operating costs include a write-off of $312,000 of costs for architectural plans and dredging costs and approximately $200,000 of costs associated with the November 8, 1995 election campaign. For the same period, CQC incurred $1,415,000 of interest cost, of which none was capitalized due to the decision to suspend development of the riverboat project.

Liquidity and Capital Resources
-------------------------------

      For the period July 1, 1995 through December 31, 1995, net cash used by development stage activities was $358,000. At December 31, 1995, CQC had expended a total of approximately $21,200,000 on the development and construction of the Capitol Queen.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

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

Item 6.  Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on from 8-K during the Three and Six Month periods ended December 31, 1995.







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