Form 10-Q/A
period 1996-03-31
BECKER GAMING INC
filed 1996-11-07
CIK 920376

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

                                                  Outstanding at
Class of common stock                             April 30, 1996
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

================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)

                                                March 31,     June 30,
ASSETS                                              1996        1995
                                                 --------    --------
                                                (Unaudited)
Current assets:
 Cash and cash equivalents ..................... $  8,197    $  6,657
 Restricted cash, in escrow account ............       40          40
 Trade and other accounts receivable ...........      639       1,088
 Receivables from related parties ..............      199          33
 Inventories ...................................      749         852
 Prepaid expenses ..............................    1,125       1,318
 Current portion of notes receivable ...........      196         233
                                                 --------    --------

   Total current assets ........................   11,145      10,221
                                                 --------    --------

Property and equipment:

 Land improvements .............................    1,628       1,628
 Building and improvements .....................   38,615      38,566
 Leasehold improvements ........................    1,098       1,098
 Furniture and equipment .......................   27,887      27,927
                                                 --------    --------
                                                   69,228      69,219

 Less, accumulated depreciation ................  (18,653)    (16,648)
                                                 --------    --------
                                                   50,575      52,571

 Land ..........................................      208         208
                                                 --------    --------
     Net property and equipment ................   50,783      52,779
                                                 --------    --------


Other assets:
 Assets held for sale ..........................   11,464      15,987
 Notes receivable, less current portion, net ...      510         502
 Receivables from related parties,
   less current portion ........................     --           165
 Deposits and other ............................    1,348       1,411
 Financing costs, net ..........................    3,204       3,721

                                                  --------    --------
     Total other assets ........................   16,526      21,786
                                                 --------    --------

     Total assets .............................. $ 78,454    $ 84,786
                                                 ========    ========


                                                  March 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)       1996           1995
                                                ------------  -------------
                                                 (Unaudited)
Current liabilities:
 Trade accounts payable ......................... $  1,959    $  2,028
 Accrued expenses ...............................    6,927       3,674
 Notes payable ..................................      196         121
 Current portion of subordinated notes
   payable to stockholders ......................      800         800
 Current portion of long term debt ..............      389         356
 Long-term debt classified as current,
   net of unamortized original issue discount
   of $2,481 and $2,882, respectively ...........   17,519      17,118

 Current portion of obligations under
   capital leases ...............................      852         865
                                                  --------    --------
     Total current liabilities ..................   28,642      24,962
                                                  --------    --------

Long-term debt, less current portion ............   56,428      56,593
Subordinated notes payable to stockholders,
  less current portion ..........................    8,000       8,000

Obligations under capital leases,
  less current portion ..........................    1,295       2,001
                                                  --------    --------


    Total liabilities ...........................   94,365      91,556
                                                  --------    --------
Commitments and contingencies

Stockholders' equity(deficit):

 Common stock, $.01 par value, 20,000,000
   shares authorized, 10,000,000 shares
   issued and outstanding .......................      100         100
 Preferred stock, $1 par value, 5,000,000
   shares authorized, none issued and
   outstanding ..................................     --          --
 Additional paid-in capital .....................    9,006       9,006
 Retained earnings (deficit) ....................  (25,017)    (15,876)
                                                  --------    --------


     Total stockholders' equity (deficit) .......  (15,911)     (6,770)
                                                  --------    --------

     Total liabilities and
     stockholders' equity(deficit) .............. $ 78,454    $ 84,786
                                                   ========    ========

The accompany notes are an intergral part of these financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                           1996            1995
                                                   ------------    ------------
Revenues:
  Gaming ........................................  $     15,831    $     15,236
  Food and beverage .............................         4,665           3,881
  Hotel .........................................           844             733
  Gift shop .....................................           150             150
  Other .........................................           359             337
                                                   ------------    ------------
   Gross revenues ...............................        21,849          20,337
Less, promotional allowances ....................        (2,468)         (1,890)
                                                   ------------    ------------
   Net revenues .................................        19,381          18,447
Operating expenses:
  Gaming ........................................         3,947           3,892
  Food and beverage .............................         5,507           4,751
  Hotel .........................................           428             401
  Gift shop .....................................           119             113
  Advertising and promotion .....................         1,120           1,070
  General and administrative ....................         5,102           5,487
  Rent expense paid to related party ............           103              94
  Depreciation and amortization .................         1,120           1,302
                                                   ------------    ------------
    Total operating expenses ....................        17,446          17,110
                                                   ------------    ------------
    Operating income ............................         1,935           1,337
                                                   ------------    ------------
Other income(expenses):
  Development costs and abandonment losses.......         4,275)           (138)
  Interest income ...............................            29             130
  Interest expense ..............................        (2,722)         (2,698)
  Interest capitalized ..........................          --              --
  Other, net ....................................            12               1
                                                   ------------    ------------
    Total other income (expense) ................        (6,956)         (2,705)
                                                   ------------    ------------
    Loss before income taxes ....................        (5,021)         (1,368)
Provision for income taxes ......................          --              --
                                                   ------------    ------------
    Net loss ....................................        (5,021)         (1,368)
Extraordinary item:
    Loss on early retirement of debt
     (no income tax benefit available) ..........          --            (4,089)
                                                   ------------    ------------
    Net income (loss) ...........................        (5,021)         (5,457)
    Retained earnings (deficit),
      beginning of period .......................       (19,996)         (8,751)
                                                   ------------    ------------

    Retained earnings (deficit), end of period ..  $    (25,017)   $    (14,208)
                                                   ============    ============
    Net loss per share of common stock ..........  $      (0.50)   $      (0.55)
                                                   ============    ============
    Weighted average common shares outstanding ..    10,000,000      10,000,000
                                                   ============    ============




                                                   Nine Months Ended March 31,
                                                        1996            1995
                                                  ------------    ------------
Revenues:
  Gaming .......................................  $     47,212    $     40,435
  Food and beverage ............................        13,486          10,444
  Hotel ........................................         2,337           1,879
  Gift shop ....................................           457             414
  Other ........................................           907             630
                                                  ------------    ------------
   Gross revenues ..............................        64,399          53,802
Less, promotional allowances ...................        (6,936)         (4,538)
                                                  ------------    ------------
   Net revenues ................................        57,463          49,264
Operating expenses:
  Gaming .......................................        12,861          10,364
  Food and beverage ............................        16,143          12,896
  Hotel ........................................         1,243           1,128
  Gift shop ....................................           353             324
  Advertising and promotion ....................         3,482           3,021
  General and administrative ...................        15,824          15,012
  Rent expense paid to related party ...........           310             287
  Depreciation and amortization ................         3,382           4,032
                                                  ------------    ------------
    Total operating expenses ...................        53,598          47,064
                                                  ------------    ------------
    Operating income ...........................         3,865           2,200
                                                  ------------    ------------
Other income(expenses):
  Development costs ............................        (5,143)           (736)
  Interest income ..............................            59           1,102
  Interest expense .............................        (7,968)         (9,221)
  Interest capitalized .........................          --               676
  Other, net ...................................            46               7
                                                  ------------    ------------
    Total other income (expense) ...............       (13,006)         (8,172)
                                                  ------------    ------------
    Loss before income taxes ...................        (9,141)         (5,972)
Provision for income taxes .....................          --              --
                                                  ------------    ------------
    Net loss ...................................        (9,141)         (5,972)
Extraordinary item:
    Loss on early retirement of debt
     (no income tax benefit available) .........          --            (4,089)
                                                  ------------    ------------
    Net income (loss) ..........................        (9,141)        (10,061)
    Retained earnings (deficit),
      beginning of period ......................       (15,876)         (4,147)
                                                  ------------    ------------

    Retained earnings (deficit), end of period .  $    (25,017)   $    (14,208)
                                                  ============    ============
    Net loss per share of common stock .........  $      (0.91)   $      (1.01)
                                                  ============    ============
    Weighted average common shares outstanding .    10,000,000      10,000,000
                                                  ============    ============


The accompany notes are an intergral part of these financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended March 31,
                                                              1996        1995
                                                          --------    --------
Cash flows from operating activities:
 Net loss ..............................................  $ (9,141)   $(10,061)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization ........................     3,382       3,336
  Amortization of original issue discount ..............       401         696
  Abandonment loss .....................................     4,080        --
  Extraordinary loss on retirement of debt .............      --         4,089
  Net loss (gain) on sale of assets ....................        17          10
(Increase) decrease in operating assets:
  Receivables ..........................................       449        (562)
  Receivables from related parties .....................      --           134
  Inventories ..........................................       103        (201)
  Prepaid expenses .....................................       193         (40)
  Deposits and other assets ............................        63        (158)
Increase (decrease) in operating liabilities:
  Accounts payable .....................................        69         183
  Accrued expenses .....................................     3,253       1,985
                                                          --------    --------
   Total adjustments ...................................    12,010       9,472
                                                          --------    --------
  Net cash provided by (used in) operating activities ..     2,869        (589)
                                                          --------    --------

Cash flows from investing activities:
 Capital expenditures ..................................      (613)    (26,408)
 Proceeds from sale of equipment .......................        35          14
 Net reductions in restricted cash equivalents .........      --        49,080
 Issuance of notes receivable ..........................      --           147
 Payments of notes receivable ..........................        29        --
 Increase in deposits and other assets .................      --            12
                                                          --------    --------
  Net cash provided by (used in) investing activities ..      (549)     22,845
                                                          --------    --------

Cash flows from financing activities:
 Proceeds from notes payable ...........................       232         586
 Payments under notes payable ..........................      (293)    (20,535)
 Payments under capital lease obligations ..............      (719)       (775)
                                                          --------    --------
  Net cash used in financing activities ................      (780)    (20,724)
                                                          --------    --------
  Net increase in cash and cash equivalents ............     1,540       1,532
Cash and cash equivalents, beginning of period .........     6,657       6,455
                                                          --------    --------
Cash and cash equivalents, end of period ...............  $  8,197    $  7,987
                                                          ========    ========

Supplemental cash flow disclosures:

 Interest paid, net of amount capitalized ..............  $  5,909    $  7,241
                                                          ========    ========

 Income taxes paid .....................................        $-    $    346
                                                          ========    ========

  Capitalized lease obligations incurred ...............        $-    $      9
                                                          ========    ========

The accompany notes are an intergral part of these financial statements.
================================================================================

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


4)       Abandonment Losses:

     BGI's subsidiary, Capitol Queen & Casino, Inc. ("CQC"), had contracted with a shipbuilder to construct the Capitol Queen riverboat. The total cost of the riverboat was $11,892,000, including construction period interest and other assets. During the fiscal quarter ending March 31, 1996 (as restated), based on deteriorating market conditions, CQC recognized a loss of $4,392,000 and wrote-down the carrying value of the riverboat's to $7,500,000. Such revised carrying value represents management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the CQC from third parties.

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
                                 BALANCE SHEETS
                  (Dollars In Thousands Except Per Share Data)


                                                       March 31,     June 30,
                                                         1996          1995
                                                         ----          ----
                                                      (unaudited)
                            ASSETS

Current assets:
 Cash and cash equivalents ...........................   $  6,292    $  5,404
 Restricted cash, in escrow account ..................         10          10
 Trade and other accounts receivable .................        408         658
 Management fee receivable - Becker Gaming Inc. ......      1,454        --
 Receivable from related parties .....................      2,270         820
 Notes receivable from related party .................      4,416       4,416
 Inventories .........................................        583         661
 Prepaid expenses ....................................      1,025       1,162
                                                         --------    --------
   Total current assets ..............................     16,458      13,131
                                                         --------    --------

Property and equipment:
 Building and improvements ...........................     37,486      37,485
 Furniture and equipment .............................     22,525      22,609
 Land improvements ...................................      1,628       1,628
                                                         --------    --------
                                                           61,639      61,722
 Less, accumulated depreciation ......................    (15,491)    (13,572)
                                                         --------    --------


                                                           46,148      48,150
 Land ................................................        208         208
                                                         --------    --------
   Net property and equipment ........................     46,356      48,358
                                                         --------    --------
Other assets:
 Receivable from related party, noncurrent ...........        240
 Deposits and other ..................................        466         551
 Financing costs, less accumulated amortization
   of $1,294 at March 31, 1996 and $880 June 30, 1995       2,579       2,993
                                                         --------    --------

     Total other assets ..............................      3,045       3,784
                                                         --------    --------

     Total assets ....................................   $ 65,859    $ 65,273
                                                         ========    ========


                                                          March 31,    June 30,
                                                              1996        1995
                                                          --------    --------
                                                         (unaudited)

      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable .............................   $  1,512    $  1,449
  Accounts payable to related parties ................          3           3
  Accrued expenses ...................................      4,439       3,097
  Management fees due Becker Gaming, Inc. ............      5,961       3,287
  Notes payable ......................................                196 121
  Notes payable to related party .....................      2,250       2,250
  Current portion of obligations
    under capital leases .............................          3           4
                                                         --------    --------
        Total current liabilities ....................     14,364      10,211
                                                         --------    --------

Long-term debt, less current portion .................     55,000      55,000
Subordinated notes payable to prior

  stockholders .......................................      5,000       5,000
Obligations under capital leases,

  less current portion ...............................          1           4
                                                         --------    --------

      Total liabilities ..............................     74,365      70,215
                                                         --------    --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
    shares authorized, 1,000 shares
    issued and outstanding ...........................        469         469
  Retained earnings (deficit) ........................     (8,975)     (5,411)
                                                         --------    --------

      Total stockholder's equity (deficit) ...........     (8,506)     (4,942)
                                                         --------    --------

      Total liabilities and
      stockholder's equity (deficit) .................   $ 65,859    $ 65,273
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (unaudited)


                                                   Three Months Ended March 31,
                                                          1996        1995
                                                      --------    --------
Revenues:
  Gaming ..........................................   $ 13,454    $ 13,049
  Food and beverage ...............................      3,436       2,980
  Hotel ...........................................        844         733
  Gift shop .......................................        150         150
  Management fee from affiliates ..................        729        --
  Other ...........................................        338         320
                                                      --------    --------

      Gross revenues ..............................     18,951      17,232

Less, promotional allowances ......................     (2,033)     (1,569)
                                                      --------    --------

      Net revenues ................................     16,918      15,663
                                                      --------    --------

Operating expenses:
  Gaming ..........................................      3,445       3,313
  Food and beverage ...............................      4,164       3,732
  Hotel ...........................................        428         401
  Gift shop .......................................        119         113
  Advertising and promotion .......................      1,097       1,051
  General and administrative ......................      4,423       4,115
  Management fee - Becker Gaming, Inc. ............        912         859
  Rent expense paid to related party ..............         54          46
  Depreciation and amortization ...................        889         888
                                                      --------    --------

      Total operating expenses ....................     15,531      14,518
                                                      --------    --------
      Operating income ............................      1,387       1,145
                                                      --------    --------

Other income (expenses):
  Gain(Loss) on sale of assets ....................       --
  Interest income .................................         74          95
  Interest expense ................................     (1,808)     (1,790)
  Interest capitalized ............................       --          --
  Other, net ......................................         16        --
                                                      --------    --------

      Total other expenses ........................     (1,718)     (1,695)
                                                      --------    --------
      Income (loss) before taxes ..................       (931)       (550)
Provision for income tax ..........................       --          --
                                                      --------    --------
       Net (loss)income ...........................       (331)       (550)

Retained earnings (deficit), beginning of period ..     (8,644)     (2,314)
                                                      --------    --------

Retained earnings (deficit), end of period ........    ($8,975)   ($ 2,864)
                                                       ========    ========


                                                    Nine Months Ended March 31,
                                                          1996        1995
                                                       --------    --------
Revenues:
  Gaming ...........................................   $ 39,988    $ 33,659
  Food and beverage ................................      9,807       7,664
  Hotel ............................................      2,337       1,879
  Gift shop ........................................        457         414
  Management fee from affiliates ...................       --         1,454
  Other ............................................        852         582
                                                       --------    --------

      Gross revenues ...............................     54,895      44,198

Less, promotional allowances .......................     (5,647)     (3,575)
                                                       --------    --------

      Net revenues .................................     49,248      40,623
                                                       --------    --------

Operating expenses:
  Gaming ...........................................     11,092       8,865
  Food and beverage ................................     12,054       9,815
  Hotel ............................................      1,243       1,128
  Gift shop ........................................        353         324
  Advertising and promotion ........................      3,392       2,941
  General and administrative .......................     14,147      10,812
  Management fee - Becker Gaming, Inc. .............      2,674       2,201
  Rent expense paid to related party ...............        164         139
  Depreciation and amortization ....................      2,668       2,525
                                                       --------    --------

      Total operating expenses .....................     47,787      38,750
                                                       --------    --------
      Operating income .............................      1,461       1,873
                                                       --------    --------

Other income (expenses):
  Gain(Loss) on sale of assets .....................        (10)       --
  Interest income ..................................        218         490
  Interest expense .................................     (5,283)     (5,428)
  Interest capitalized .............................       --           676
  Other, net .......................................         50        --
                                                       --------    --------

      Total other expenses .........................     (5,025)     (4,262)
                                                       --------    --------
      Income (loss) before taxes ...................     (3,564)     (2,389)
Provision for income tax ...........................       --          --
                                                       --------    --------
       Net (loss)income ............................     (3,564)     (2,389)

Retained earnings (deficit), beginning of period ...     (5,411)       (475)
                                                       --------    --------

Retained earnings (deficit), end of period .........    ($8,975)   ($ 2,864)
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                    Nine Months Ended March 31,
                                                         1996        1995
                                                      --------    --------
Cash flows from operating activities:
  Net income (loss) ................................. ($ 3,564)   ($ 2,389)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization .....................    2,668       2,525
  Provision for losses on related party receivables .    1,239        --
  (Gain) loss on sale of equipment ..................       11          (2)
(Increase) decrease in operating assets:
  Receivables .......................................   (2,203)        543
  Inventories .......................................       78        (134)
  Prepaid expenses ..................................      137         (79)
  Deposits and other ................................       85         (30)
Increase (decrease) in operating liabilities:
  Accounts payable ..................................       63        (216)
  Accrued expenses ..................................    1,342       2,201
  Management fees due to Becker Gaming, Inc. ........    2,674       1,967
                                                      --------    --------

     Total adjustments ..............................    6,094       6,775
                                                      --------    --------

      Net cash provided by operating activities .....    2,530       4,386
                                                      --------    --------

Cash flows from investing activities:
  Capital expenditures ..............................     (271)    (23,870)
  Increase in receivable from Becker Gaming, Inc. ...     --        (4,147)
  Increase in  management fee receivable
     from Becker Gaming, Inc. .......................   (1,454)       --
  Net (additions to) reductions in restricted
     cash equivalents ...............................     --        24,182
  Proceeds from assets sales ........................       12        --
                                                      --------    --------

       Net cash used in investing activities ........   (1,713)     (3,835)
                                                      --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under notes payable .....       75       1,000
    Principal payments on notes payable .............     --          (140)
    Payments under capital lease obligations ........       (4)        (19)
                                                      --------    --------

       Net cash provided by financing activities ....       71         841
                                                      --------    --------

       Net increase in cash and cash equivalents ....      888       1,392

Cash and cash equivalents, beginning of the period ..    5,404       4,014
                                                      --------    --------

Cash and cash equivalents, end of the period ........ $  6,292    $  5,406
                                                      ========    ========

Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ........ $  5,282    $  3,685
                                                      ========    ========
    Income taxes paid ............................... $   --      $    136
                                                      ========    ========
    Capital lease obligations incurred .............. $   --      $      9
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



================================================================================


                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                            of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)

                                                            March 31,  June 30,
ASSETS                                                        1996       1995
                                                             -------   -------
                                                            (Unaudited)
Current assets:

  Cash and cash equivalents ..............................        $-   $    45
   Restricted cash, in escrow account ....................        30        30
                                                             -------   -------

      Total current assets ...............................        30        75
                                                             -------   -------
Other assets:

  Assets held for sale ...................................     7,754    12,146

  Financing costs, net of accumulated
    amortization of $310 at March 31, 1996
    and $212 at June 30, 1995 ............................       607       705
  Deposits and other assets ..............................        60        60
                                                             -------   -------

      Total other assets .................................     8,421    12,911
                                                             -------   -------


      Total assets .......................................    $8,451   $12,986
                                                             -------   -------




                                                           March 31,   June 30,
LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)                  1995        1995
                                                           --------    --------
                                                          (Unaudited)
Current liabilities:

  Accounts payable .......................................       $-    $    142
  Advances from related parties ..........................    1,252         404

  Accrued interest .......................................    2,159         395
  Notes payable to related parties .......................    1,200       1,200

  Long-term debt classified as current,
    net of unamortized original issue discount
    of $2,481 and $2,882, respectively ...................   17,519      17,118
                                                           --------    --------

         Total current liabilities .......................   22,130      19,259
                                                           --------    --------

Commitments and contingencies

Stockholder's equity(deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding .........     --          --
  Additional paid-in capital .............................   12,732      12,732

  Deficit accumulated during development stage ...........  (26,411)    (19,005)
                                                           --------    --------
      Total stockholder's equity (deficit) ...............  (13,679)     (6,273)
                                                           --------    --------


      Total liabilities and stockholder's equity(deficit)   $ 8,451    $ 12,986
                                                           --------    --------

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


                          CAPITOL QUEEN & CASINO, INC.
                          (A Development Stage Company
             And A Wholly Owned Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                              Three Months Ended March 31,
                                                  1996        1995
                                              --------    --------
Revenues ....................................       $-          $-

Operating expenses:
  Amortization of financing and other costs .       33         199
  Abandonment loss ..........................    4,080          --
  Development costs .........................      195         137
                                              --------    --------

      Total operating expenses ..............    4,308         336
                                              --------    --------

Operating loss ..............................   (4,308)       (336)

Other income (expenses):
  Interest income ...........................     --            55
  Interest expense ..........................     (750)       (707)
  Interest capitalized ......................     --          --
                                              --------    --------

Total other income (expense) ................     (750)       (652)
                                              --------    --------

Net loss before extraordinary item ..........    (5,058)      (988)
                                              --------    --------

Extraordinary item:
   Loss on early retirement of debt
     (no income tax benefit available) ......     --        (4,089)
                                              --------    --------
   Net loss ................................. $  (5,058)  $ (5,077)
                                               ========    ========


                                                                 For The Period
                                                               January 20, 1993
                                                                  (The Date Of
                                                                    Inception)
                                                                     Through
                                        Nine Months Ended March 31,  March 31,
                                             1996        1995        1996
                                         --------    --------       --------
Revenues ..............................        $-          $-          $-

Operating expenses:
 Amortization of financing and
     other costs ......................        98         869         1,340
 Abandonment loss .....................     4,392          --        10,426
 Development costs ....................       751        736          1,957
                                         --------    --------      --------

     Total operating expenses .........     5,241       1,605        13,723
                                         --------    --------      --------

Operating loss ........................    (5,241)     (1,605)      (13,723)

Other income (expenses):
 Interest income ......................      --           610         1,265
 Interest expense .....................    (2,165)     (3,160)      (10,547)
 Interest capitalized .................      --          --             683
                                         --------    --------      --------

Total other income (expense) ..........    (2,165)     (2,550)       (8,599)
                                         --------    --------      --------

Net loss before extraordinary item ....    (7,406)     (4,155)      (22,322)
                                         --------    --------      --------

Extraordinary item:
 Loss on early retirement of debt
   (no income tax benefit available) ..      --        (4,089)       (4,089)
                                         --------    --------      --------
 Net loss .............................  $ (7,406)   $ (8,244)     $(26,411)
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


                          CAPITOL QUEEN & CASINO, INC.
         ( A Development Stage Company And A Wholly Owned Subsidiary of
                              Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                  (Unaudited)





                                                    Nine Months Ended March 31,
                                                             1996        1995
                                                         --------    --------

Cash flows from development stage activities:
 Net loss .............................................. $ (7,406)   $ (8,244)
 Adjustments to reconcile net loss to net cash provided by (used in) development stage activities:

   Amortization of financing and other costs ...........       98         173
   Amortization of original issue discount .............      401         696
   Abandonment loss ....................................    4,392         --
   Extraordinary loss on retirement of debt ............     --         4,089
   Increase in accounts payable and accruals,
       net of amounts for capital expenditures .........    1,622         320
  Increase in advances from related parties ............      848          35
                                                         --------    --------
       Total adjustments ...............................    7,361       5,313
                                                         --------    --------
       Net cash used in development stage activities ...      (45)     (2,931)
                                                         --------    --------

Cash flows from investing activities:
 Capital expenditures, net of construction .............
   accounts payable                                          --        (1,680)
 Net (additions to) reductions in restricted ...........
   cash equivalents                                          --        24,898
 Decrease (increase) in deposits and other assets ......     --            12
 Capitalization of preopening costs ....................     --          --
 Development costs .....................................     --          --
                                                         --------    --------
   Net cash provided by (used in) investing activities .       0       23,230
                                                         --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage Notes ...........      --      (20,200)
  Proceeds from issuance of First Mortgage Notes,
    net of financing costs .............................      --          --
  Proceeds from borrowings under notes payable to
    related parties ....................................      --        1,200
  Equity contribution from Becker Gaming, Inc. .........
    relating to sale of warrants .......................      --          --
                                                          --------    --------
    Net cash provided by financing activities ..........         0    (20,200)
                                                          --------    --------

    Net (decrease) increase in cash and cash equivalents       (45)        99

Cash and cash equivalents, beginning of period .........        45         33
                                                          --------    --------

Cash and cash equivalents, end of period ...............        $-   $    132
                                                          --------    --------

                                                          --------    --------

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized .............       $-    $  2,820
                                                         --------    --------

                                                         --------    --------
 Original issue discount that did not affect cash ......       $-          $-
                                                         --------    --------

                                                         --------    --------
 Equity contribution by Becker Gaming that did not
   affect cash .........................................       $-          $-
                                                         --------    --------

                                                         --------    --------

                                                            For The Period
                                                           January 20, 1993
                                                             (The Date Of
                                                           Inception) Through
                                                               March 31,
                                                                 1996
                                                               --------

Cash flows from development stage activities:
 Net loss ..............................................      $(26,411)
 Adjustments to reconcile net loss to net cash provided by (used in) development stage activities:

   Amortization of financing and other costs ...........         1,339
   Amortization of original issue discount .............         1,900
   Abandonment loss ....................................        10,426
   Extraordinary loss on retirement of debt ............         4,089
   Increase in accounts payable and accruals,
       net of amounts for capital expenditures .........         2,171
  Increase in advances from related parties ............         1,240
                                                              --------
       Total adjustments ...............................        21,165
                                                              --------
       Net cash used in development stage activities ...        (5,246)
                                                              --------

Cash flows from investing activities:
 Capital expenditures, net of construction .............
   accounts payable                                            (12,936)
 Net (additions to) reductions in restricted ...........
   cash equivalents                                                (31)
 Decrease (increase) in deposits and other assets ......           (60)
 Capitalization of preopening costs ....................          (340)
 Development costs .....................................          (553)
                                                              --------
   Net cash provided by (used in) investing activities .       (13,920)
                                                              --------

Cash flows from financing activities:
  Principal payments on First Mortgage Notes ...........        (20,200)
  Proceeds from issuance of First Mortgage Notes,
    net of financing costs .............................         30,666
  Proceeds from borrowings under notes payable to ......           --
    related parties ....................................
  Equity contribution from Becker Gaming, Inc. .........
    relating to sale of warrants .......................          7,500
                                                               --------
    Net cash provided by financing activities ..........         19,166
                                                               --------

    Net (decrease) increase in cash and cash equivalents           --

Cash and cash equivalents, beginning of period .........           --
                                                               --------

Cash and cash equivalents, end of period ...............             $-
                                                               --------

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized .............      $  5,807
                                                              --------
 Original issue discount that did not affect cash ......      $  7,500
                                                              --------
 Equity contribution by Becker Gaming that did not
   affect cash .........................................      $  5,232
                                                              --------

The accompanying notes are an intergral part of these financial statements.
================================================================================


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


3)        Write-Down in Carrying Value of Assets Held for Sale

     The Company had contracted with a shipbuilder to construct the Capitol Queen riverboat. The total cost of the riverboat was $11,892,000, including construction period interest and other assets. During the fiscal quarter ending March 31, 1996 (as restated), based on deteriorating market conditions, the Company recognized a loss of $4,392,000 and wrote-down the carrying value of the riverboat to $7,500,000. Such revised carrying value represents management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

================================================================================



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

     General and administrative expenses increased by $308,000 and $3,345,000, or 7.5% and 30.9%, from $4,115,000 and $10,812,000 to $4,423,000 and $14,147,000
respectively, for the three-month and nine-month periods ended March 31, 1996 as compared to the same periods in 1995. The increases resulted from the additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to the Company from BGI. Other expenses transferred from BGI to the Company include the maintenance and other operating expenses associated with an airplane and two boats. Other increases to general and administrative expenses included accrued expenses and payments made on behalf of CQC in the amounts of $194,000 and $847,000 for the three-month and nine-month periods ended March 31, 1996. The Company accrued management fees payable to BGI of $912,000 and $2,674,000 during the three-month and nine-month periods ended March 31, 1996.

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

Liquidity and Capital Resources

     At March 31, 1996, AC had working capital of $2,094,000 compared to working capital of $2,920,000 at June 30, 1995. The decrease in working capital was caused primarily by management fees payable to BGI, interest expense on the $2,250,000 short-term note payable to Sunset Coin, Inc., and a decrease in prepaid expenses offset by an increase in receivable from related parties.

         For the nine-month period ended March 31, 1996, cash provided by operating activities decreased by 42.3% to $2,530,000 from $4,386,000 for the same period ended in 1995. The decrease is primarily attributable to a net loss of $3,564,000 for the nine-month period in 1996 compared to a net loss of $2,389,000 for the same period last year, an increase in operating assets of $1,903,000 from a decrease of $300,000 for the same period last year offset by an increase in operating liabilities to $4,079,000 for the nine-month period in 1996 from $3,952,000 for the same period in 1995.

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

     During the period from July 1, 1995 through March 31, 1996, CQC had total operating expenses of $5,241,000 consisting primarily of amortization expenses of $98,000 associated with debt issue costs and $5,143,000 of other operating costs. Other operating costs include a write-down in the carrying value of the riverboat of $4,392,000 (including costs for architectural plans and dredging costs) and approximately $200,000 of costs associated with the November 8, 1995 election campaign. The remaining $500,000 in operating costs are legal and professional fees and $15,000 per month for boat storage and insurance paid to the shipbuilder. For the same period, CQC incurred $2,165,000 of interest cost, of which none was capitalized due to the decision to suspend development of the riverboat project.


Liquidity and Capital Resources

         For the period July 1, 1995 through March 31, 1996, net cash used by development stage activities was $45,000. At March 31, 1996, CQC had expended a total of approximately $21,400,000 on the development and construction of the Capitol Queen.

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



Becker Gaming, Inc.
(Registrant)



Date: May 15, 1996
/S/ Bruce F. Becker
-------------------
Bruce F. Becker
President, Chief Executive
Officer(Principal Executive Officer)



Date: May 15, 1996
/S/ Jerry Griffis
-----------------
Jerry Griffis
Chief Financial Officer
(Principal Financial and Accounting Officer)