Form 10-Q/A
period 1995-09-30
BECKER GAMING INC
filed 1996-11-13
CIK 920376

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

                                SUNSET COIN, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                         September 30,  June 30,
                                                               1995       1995
                                                            -------    -------
                                                         (Unaudited)
Current assets:
  Cash ..................................................   $   703      $ 506
  Current portion of notes receivable ...................       181        175
  Note receivable from related party ....................     2,250      2,250
  Other receivables .....................................       130        146
  Prepaid expenses ......................................        41         46
                                                            -------    -------
      Total current assets ..............................     3,305      3,123
                                                            -------    -------


Property and equipment:
  Building and leasehold improvements ...................       461        461
  Furniture, fixtures and equipment .....................     3,167      2,984
                                                            -------    -------
                                                              3,628      3,445
  Less, accumulated depreciation ........................    (1,781)    (1,710)
                                                            -------    -------
      Net property and equipment ........................     1,847      1,735
                                                            -------    -------

Notes receivable, less current
  portion ...............................................       255        267
Advances to related parties .............................       107         86

Other assets, less accumulated
  amortization of $20 at September 30, 1995
  and $19 at June 30 , 1995 .............................        88        138
                                                            -------    -------

      Total assets ......................................   $ 5,602    $ 5,349
                                                            =======    =======



                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                         September 30, June 30,
                                                                1995     1995
                                                              ------   ------
                                                           (Unaudited)
Current liabilities:
  Trade accounts payable ..................................   $  115   $   69
  Accrued expenses ........................................      458      284
  Current portion of long term debt .......................      240      255

                                                              ------   ------
     Total current liabilities ............................      813      608

Long-term liabilities:
   Long-term debt, less current portion ...................      599      664
   Subordinated notes payable to ..........................    3,000    3,000
     former stockholders
                                                              ------   ------
      Total liabilities ...................................    4,412    4,272
                                                              ------   ------

Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding ..................................       27       27
Retained earnings .........................................    1,163    1,050
                                                              ------   ------

       Total stockholder's equity .........................    1,190    1,077
                                                              ------   ------

      Total liabilities and stockholder's
      equity ..............................................   $5,602   $5,349
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