Form 10-Q
period 1996-09-30
BECKER GAMING INC
filed 1996-11-14
CIK 920376

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

                 For the quarterly period ended: September 30, 1996

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

                                                  Outstanding at
Class of common stock                             October 30, 1996
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

===============================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX



PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                                                            Page
BECKER GAMING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30, 1996 and
     June 30, 1996............................................................1
Consolidated Statements of Operations and Retained Earnings
     (Deficit) for the Three-Month Periods Ended
     September 30, 1996 and 1995..............................................2
Consolidated Statements of Cash Flows for the Three-Month
     Periods Ended September 30, 1996 and 1995................................3
Notes to Consolidated Financial Statements....................................4

ARIZONA CHARLIE'S, INC.

Balance Sheets as of September 30, 1996 and June 30, 1996.................... 8
Statements of Operations and Retained Earnings (Deficit) for the
     Three- Month Periods Ended September 30, 1996
     and 1995.................................................................9
Statements of Cash Flows for the Three-Month Periods
     Ended September 30, 1996 and 1995.......................................10
Notes to Financial Statements................................................11

SUNSET COIN, INC.

Balance Sheets as of September 30, 1996 and June 30, 1996....................14
     Statements of Income and Retained Earnings for the Three-
Month Periods Ended September 30, 1996 and 1995..............................15
     Statements of Cash Flows for the Three-Month Periods Ended
September 30, 1996 and 1995..................................................16
Notes to Financial Statements................................................17

CAPITOL QUEEN & CASINO, INC.

Balance Sheets as of September 30, 1996 and June 30, 1996....................19
Statements of Loss Incurred During the Development Stage
     for the Three-Month Periods Ended September 30, 1996
     and 1995 and for the period from January 20, 1993
     (the date of inception) through September 30, 1996......................20
Statements of Cash Flows for the for Three-Month Periods Ended
     September 30, 1996 and 1995 the period from January 20,
     1993 (the date of inception) through September 30, 1996.................21
Notes to Financial Statements................................................22


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Becker Gaming, Inc...........................................................25
Arizona Charlie's, Inc.......................................................25
Sunset Coin, Inc.............................................................30
Capitol Queen & Casino, Inc..................................................33

Part II. Other Information
Item 1. Legal Proceedings....................................................35
Item 6. Exhibits and Reports on Form 8-K.....................................38

Signatures ..................................................................39


================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)



                                     ASSETS

                                                        September 30,  June 30,
                                                             1996        1996
                                                          --------     --------
                                                         (Unaudited)
Current assets:

   Cash and cash equivalents ...........................   $  9,088    $  6,745
   Restricted cash, in escrow account ..................         40          40
   Trade and other accounts receivable .................        483         626
   Receivables from related parties ....................         44          33
   Inventories .........................................        740         729
   Prepaid expenses ....................................      1,067       1,244
   Current portion of notes receivable .................        142         153
   Assets held for sale ................................       --         3,233
                                                           --------    --------
         Total current assets ..........................     11,604      12,803
                                                           --------    --------


Property and equipment:

   Land improvements ...................................      1,628       1,628
   Building and improvements ...........................     38,282      38,282
   Leasehold improvements ..............................        983         983
   Furniture and equipment .............................     27,992      27,773
                                                           --------    --------
                                                              68,885      68,666
   Less, accumulated depreciation ......................    (19,913)    (19,078)
                                                           --------    --------
                                                              48,972      49,588
    Land ...............................................        208         208
                                                           --------    --------
        Net property and equipment .....................     49,180      49,796
                                                           --------    --------


Other assets:

   Assets held for sale ................................      7,754       7,754
   Notes receivable, less
     current portion, net ..............................        453         472
   Receivables from related parties,
     less current portion ..............................        165         165
   Deposits and other ..................................      1,406       1,375
   Financing costs, net ................................      2,940       3,112
                                                           --------    --------
        Total other assets .............................     12,718      12,878
                                                           --------    --------
        Total assets ...................................   $ 73,502    $ 75,477
                                                           ========    ========


                  LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIT)


                                                   September 30,        June 30,
                                                          1996            1996
                                                       --------         --------
                                                      (Unaudited)

Current liabilities:

  Trade accounts payable ...............................  $  1,886    $  1,761
  Accrued expenses .....................................     9,207       6,409
  Notes payable ........................................        45         110
  Current portion of subordinated
     notes payable to stockholders .....................       800         800
  Current portion of
     long term debt ....................................       407         381
  Long-term debt classified as
     current, net of unamortized
     original  issue discount of
     $2,339 and $2,474, respectively ...................    72,661      72,526
  Current portion of obligations
     under capital leases ..............................       101       1,960
                                                          --------    --------
        Total current liabilities ......................    85,107      83,947




Long-term debt, less current portion ...................     1,240       1,330
Subordinated notes payable to
     stockholders,  less current portion ...............     8,000       8,000
Obligations under capital leases,
     less current portion ..............................       172         197
                                                          --------    --------

        Total liabilities ..............................    94,519      93,474
                                                          --------    --------

Commitments and contingencies


Stockholders' equity(deficit):


  Common stock, $.01 par value,
     20,000,000 shares authorized,
     10,000,000 shares issued and
     outstanding .......................................       100         100

  Preferred stock, $1 par value,
     5,000,000 shares authorized,
     none issued and
     outstanding .......................................      --          --

  Additional paid-in capital ...........................     9,006       9,006
  Retained earnings (deficit) ..........................   (30,123)    (27,103)
                                                          --------    --------


        Total stockholders'
        equity (deficit) ...............................   (21,017)    (17,997)
                                                          --------    --------

        Total liabilities
        and stockholders'
        equity(deficit) ................................  $ 73,502    $ 75,477
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

================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)




                                      Three Months Ended September 30,
                                               1996            1995
                                       ------------    ------------
Revenues:
   Gaming ..........................   $     14,430    $     15,326
   Food and beverage ...............          4,583           4,271
   Hotel ...........................            761             722
   Gift shop .......................            131             155
   Other ...........................            271             318
                                       ------------    ------------
        Gross revenues .............         20,176          20,792
Less, promotional allowances .......         (2,583)         (2,088)

                                       ------------    ------------
        Net revenues ...............         17,593          18,704

Operating expenses:

   Gaming ..........................          3,855           4,146
   Food and beverage ...............          5,491           5,174
   Hotel ...........................            479             398
   Gift shop .......................            124             107

   Advertising and promotion .......          1,330           1,205
   General and administrative ......          5,456           5,347
   Rent expense paid to
     related party .................            104              96
   Depreciation and
   amortization ....................          1,022           1,127
                                       ------------    ------------
        Total operating
        expenses ...................         17,861          17,600
                                       ------------    ------------
        Operating income ...........           (268)          1,104
                                       ------------    ------------
Other income(expenses):
   Development costs ...............            (73)           (165)
   Interest income .................             31               5
   Interest expense ................         (2,740)         (2,581)
   Other,  net .....................             30              42
                                       ------------    ------------
        Total other
          income (expense) .........         (2,752)         (2,699)
                                       ------------    ------------
        Loss before
          income taxes .............         (3,020)         (1,595)
                                       ------------    ------------
        Net loss ...................         (3,020)         (1,595)
        Retained earnings (deficit),
           beginning of period .....        (27,103)        (15,876)
                                       ------------    ------------


        Retained earnings(deficit),
          end of period ............   $    (30,123)   $    (17,471)
                                       ============    ============
        Net loss per share of common
          stock ....................   $      (0.30)   $      (0.16)
                                       ============    ============
        Weighted average common
          shares outstanding .......     10,000,000      10,000,000
                                       ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)



                                           Three Months Ended September 30,
                                                    1996       1995
                                                 -------    -------
Cash flows from operating activities:
  Net (loss) income ..........................   ($3,020)   ($1,595)
  Adjustments to reconcile net
  (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization ..............     1,022      1,127
  Amortization of original issue discount ....       135        134

(Increase) decrease in operating assets:
  Receivables ................................       160       (878)
  Receivables from related parties ...........       (11)      --
  Inventories ................................       (11)        64
  Prepaid expenses ...........................       177        218
  Deposits and other assets ..................       (31)        (1)

Increase (decrease) in operating liabilities:
  Accounts payable net of amounts for
  capital expenditures .......................       125      1,552
  Accrued expenses ...........................     2,698      1,606
                                                 -------    -------
     Total adjustments .......................     4,264      3,822
                                                 -------    -------
     Net cash provided by
          operating activities ...............     1,244      2,227
                                                 -------    -------

Cash flows from investing activities:
  Capital expenditures, net of
     construction accounts payable ...........      (233)      (305)
  Proceeds from sale of equipment ............     3,315          3
  Issuance of notes receivable ...............      --          (31)
  Payments of notes receivable ...............        30         39
                                                 -------    -------

     Net cash provided by (used in)
          investing activities ...............     3,112       (294)
                                                 -------    -------

Cash flows from financing activities:
  Payments under notes payable ...............      (129)      (322)
  Payments under capital lease obligations ...    (1,884)       (27)
                                                 -------    -------
     Net cash used in financing activities ...    (2,013)      (349)
                                                 -------    -------
     Net increase in cash and cash equivalents     2,343      1,584
Cash and cash equivalents, beginning of period     6,745      6,657
                                                 -------    -------
Cash and cash equivalents, end of period .....   $ 9,088    $ 8,241
                                                 =======    =======

Supplemental cash flow disclosures:
  Interest paid, net of amount capitalized ...   $   351    $   281
                                                 =======    =======


The accompanying notes are an integral part of these financial statements.

================================================================================

                      BECKER GAMING, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



1)   Basis of Presentation:

The accompanying consolidated financial statements of Becker Gaming, Inc. ("BGI" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying unaudited consolidated financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

Capitol Queen and Casino, Inc. ("CQC"), a wholly owned subsidiary of BGI, was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written off in the fourth quarter of the fiscal year ended June 30, 1994.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the Indenture (the "CQC Indenture") governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remain outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and May 15, 1996, will not be able to make such payment on November 15, 1996. Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI and a guarantor of the CQC Notes, will not have funds available to advance on behalf of CQC on November 15, 1996. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes.

As of September 30, 1996, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture. Such advances remain outstanding at September 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement set forth the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $16,500,000 of the outstanding AC Notes at September 30, 1996 due to the failure to meet this covenant, and such amounts shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while discussions with the Bondholder Committee described below are in process. As a result of these covenant defaults under covenants, the AC Notes have been classified as currently payable in the accompanying financial statements.

The CQC Notes are not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the Indenture. CQC has the option to redeem the CQC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI consummates an initial public offering of its common stock, CQC may also redeem the CQC Notes, at a premium of 108%.

The CQC Indenture contains covenants that, among other things, limit the ability of CQC and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness. At September 30, 1996, CQC had a net deficit of approximately $15,000,000.

The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain asset sales, all as defined in the AC Indenture. AC has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

The AC Indenture contains covenants that, among other things, limit the ability of AC and, in certain cases, Sunset Coin, Inc. ("SC"), another wholly owned subsidiary of BGI and a guarantor of the AC Notes, to pay dividends or management fees, or incur additional indebtedness. At September 30, 1996, AC had a net deficit of approximately $12,000,000 and $1,600,000 of SC's net assets were restricted by such indenture covenants.

CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of the Company's principal subsidiaries (and, thus the Company) to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3)   Assets Held For Sale:

At September 30, 1996, BGI had $7,754,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

Also, on July 26, 1996, the Company sold its corporate aircraft for net proceeds of approximately $3,200,000 and retired a related capital lease obligation of approximately $1,800,000. During the quarter ended June 30, 1996, the Company recognized a write-down in the carrying value of the aircraft of approximately $440,000 based upon the difference between the carrying value and the contracted sales price.
================================================================================

                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                  BALANCE SHEET
                             (Dollars In Thousands)
                                   ----------


                                     ASSETS

                                                  September 30, June 30,
                                                       1996        1996
                                                   --------    --------
                                                    (Unaudited)
Current assets:

   Cash and cash equivalents .......................   $  5,426    $  4,591
   Restricted cash, in escrow  account .............         10          10
   Trade and other accounts receivable .............        304         473
   Receivable from related  parties ................      2,649       1,539
   Inventories .....................................        581         575
    Prepaid expenses ...............................        950       1,118
                                                       --------    --------
      Total current assets .........................      9,920       8,306
                                                       --------    --------


Property and equipment:

   Building and improvements .......................     37,488      37,488
   Furniture and  equipment ........................     22,679      22,575
   Land improvements ...............................      1,628       1,628
                                                       --------    --------
                                                         61,795      61,691
   Less, accumulated depreciation ..................    (16,937)    (16,218)
                                                       --------    --------

                                                         44,858      45,473
    Land ...........................................        208         208
                                                       --------    --------

        Net property and equipment .................     45,066      45,681
                                                       --------    --------



Other assets:

   Receivable from related
     party, noncurrent .............................        210         987
   Deposits and other ..............................        472         460
   Notes receivable from related party .............      4,416       4,416
   Financing costs, less
     accumulated amortization
     of $1,505 September 30, 1996 and $1,336
     June 30, 1996 .................................      2,368       2,507
                                                       --------    --------

        Total other assets .........................      7,466       8,370
                                                       --------    --------

        Total assets ...............................   $ 62,452    $ 62,357
                                                       ========    ========



                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                     September 30,  June 30,
                                                           1996        1996
                                                       --------    --------
                                                                     (Unaudited)
Current liabilities:

   Trade accounts payable ...........................   $  1,368    $  1,452
   Accounts payable to related parties ..............          1           4
   Accrued expenses .................................      5,649       3,323
   Management fees due Becker Gaming, Inc. ..........      4,851       4,682
   Notes payable ....................................         45         110
   Notes payable to related party ...................      2,250       2,250
   Current portion of obligations
     under capital leases ...........................         11          15
   Long-term debt classified as
     current due to default
     under covenants ................................     55,000      55,000
                                                        --------    --------


         Total current liabilities ..................     69,175      66,836



Subordinated notes payable to
   prior stockholders ...............................      5,000       5,000
Obligations under capital
   leases, less current portion .....................         22          22
                                                        --------    --------

         Total  liabilities .........................     74,197      71,858
                                                        --------    --------

Commitments and contingencies


Stockholder's equity  (deficit):
   Common stock, no par value,
       2,500 shares authorized, 1,000
       shares issued and outstanding ................        469         469

   Retained earnings  (deficit) .....................    (12,214)     (9,970)
                                                        --------    --------

         Total stockholder's equity (deficit) .......    (11,745)     (9,501)
                                                        --------    --------

         Total liabilities and
            stockholder's equity (deficit) ..........   $ 62,452    $ 62,357
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)


                                    Three Months Ended September 30,
                                             1996        1995
                                         --------    --------
Revenues:
  Gaming .............................   $ 12,229    $ 12,891
  Food and beverage ..................      3,501       3,033
  Hotel ..............................        761         722
  Gift shop ..........................        131         155
  Management fee-affiliates ..........        676        --
  Other ..............................        258         299
                                         --------    --------
      Gross revenues .................     17,556      17,100
Less, promotional allowances .........     (2,195)     (1,668)
                                         --------    --------
      Net revenues ...................     15,361      15,432
                                         --------    --------
Operating expenses:
  Gaming .............................      3,284       3,539
  Food and beverage ..................      4,297       3,835
  Hotel ..............................        479         398
  Gift shop ..........................        124         107
  Advertising and promotion ..........      1,287       1,176
  General and administrative .........      4,663       4,798
  Management fee - Becker Gaming, Inc.        845         857
  Rent expense paid to related party .         55          54
  Depreciation and amortization ......        858         886
                                         --------    --------
      Total operating expenses .......     15,892      15,650
                                         --------    --------
      Operating income (loss) ........       (531)       (218)
                                         --------    --------
Other income (expenses):
  Interest income ....................         68          69
  Interest expense ...................     (1,811)     (1,714)
  Other, net .........................         30          28
                                         --------    --------
      Total other income (expenses) ..     (1,713)     (1,617)
                                         --------    --------
      Loss before income taxes .......     (2,244)     (1,835)
                                         --------    --------
      Net loss .......................     (2,244)     (1,835)
Retained earnings(deficit),
     beginning of period .............     (9,970)     (5,411)
                                         --------    --------

Retained earnings(deficit),
     end of period ...................   $(12,214)   $ (7,246)
                                         ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                           1996       1995
                                                        -------    -------
Cash flows from operating activities:
  Net loss ..........................................   ($2,244)   ($1,835)

Adjustments to  reconcile  net income
    (loss) to net cash  provided by
    operating activities:
    Provision for losses on related party receivables        73      1,149
    Depreciation and amortization ...................       858        886

(Increase) decrease in operating assets:
    Receivables .....................................       169     (1,358)
    Inventories .....................................        59         (6)
    Prepaid expenses ................................       168        193
    Deposits and other ..............................       (12)        15

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
    expenditures ....................................       (87)       995
    Management fees due to Becker Gaming, Inc. ......       169        857
    Accrued expenses ................................     2,326        320
                                                        -------    -------
      Total adjustments .............................     3,658      3,116
                                                        -------    -------
      Net cash provided by operating activities .....     1,414      1,281
                                                        -------    -------
Cash flows from investing activities:
    Capital expenditures, net of amounts in accounts
      payable .......................................      (104)       (74)
    Increase in related party receivables ...........      (406)      --
    Proceeds from assets sales ......................      --            2
                                                        -------    -------
      Net cash used in investing activities .........      (510)       (72)
                                                        -------    -------
Cash flows from financing activities:
    Principal payments on notes payable .............       (65)       (40)
    Payments under capital lease obligations ........        (4)        (2)
                                                        -------    -------
      Net cash used in financing activities .........       (69)       (42)
                                                        -------    -------

      Net increase (decrease) in cash and cash
          equivalents ...............................       835      1,167
Cash and cash equivalents, beginning of the period ..     4,591      5,404
                                                        -------    -------
Cash and cash equivalents, end of the period ........   $ 5,426    $ 6,571
                                                        =======    =======

Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized ......   $   129    $   129
                                                        =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                            ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------

1)   Basis of Presentation:

      Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

AC has guaranteed the payment of principal of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "CQC" Notes") issued by Capitol Queen & Casino, Inc. ("CQC"). An aggregate of $20,000,000 in principal amount and $2,400,000 in accrued interest are outstanding on the CQC Notes at June 30, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of CQC Notes. As of January 1, 1995, the Indenture (the "CQC Indenture") governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remain outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and May 15, 1996 and will not be able to make such payment on November 15, 1996. AC will not have funds available to advance on behalf of CQC on November 15, 1996. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes.

As of September 30, 1996, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture. Such advances remain outstanding at September 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement, set forth in the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $16,500,000 of the outstanding AC Notes at September 30, 1996 due to the failure to meet this covenant, and such amount shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while the discussions with the Bondholder
Committee described below are in process. As a result of these covenants defaults , the AC Notes have been classified as currently payable in the accompanying financial statements.

The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

In connection with its guarantee of the CQC Notes, the CQC Indenture imposes certain restrictive covenants on the Company, including minimum cash flow and net worth requirements and restrictions on additional borrowings and distributions of earnings.

CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.


================================================================================

                                SUNSET COIN, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                        September 30,   une 30,
                                                                1996       1996
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $ 1,207    $ 1,122
  Current portion of notes receivable ....................       106        117
  Note receivable from related party .....................     2,250      2,250
  Other receivables ......................................       250        274
  Prepaid expenses .......................................        39         46
                                                             -------    -------
      Total current assets ...............................     3,852      3,809
                                                             -------    -------


Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     2,951      2,885
                                                             -------    -------
                                                                3,125      3,059
  Less, accumulated depreciation .........................    (1,434)    (1,370)
                                                             -------    -------
      Net property and equipment .........................     1,691      1,689
                                                             -------    -------

Notes receivable, less current
  portion ................................................       181        194

Advances to related parties ..............................       140        111



Other assets, less accumulated
  amortization of $26 at September 30, 1996
  and $24 at June 30 , 1996 ..............................        84         88
                                                             -------    -------

      Total assets .......................................   $ 5,948    $ 5,891
                                                             =======    =======



                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      September 30,   une 30,
                                                               1996     1996
                                                             ------   ------
                                                          (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $   12   $   44
  Accrued expenses .......................................      637      608
  Current portion of long term debt ......................      306      279
                                                             ------   ------
      Total current liabilities ..........................      955      931

 Long-term liabilities:
   Long-term debt, less current portion ..................      437      502
   Subordinated notes payable to
     former stockholders .................................    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,392    4,433
                                                             ------   ------



Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding .................................       27       27
Retained earnings ........................................    1,529    1,431
                                                             ------   ------

      Total stockholder's equity .........................    1,556    1,458
                                                             ------   ------

      Total liabilities and stockholder's
      equity .............................................   $5,948   $5,891
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

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars In Thousands)
                                   (Unaudited)


                                               Three Months Ended September 30,

                                                         1996       1995
                                                      -------    -------
Revenues:
    Slot route:
       From locations controlled by related parties   $   567    $   563
       Other ......................................        35         45
    Slot service fees:
       From related parties .......................        21         24
       Other ......................................         8          8
                                                      -------    -------
         Total revenues ...........................       631        640

Operating expenses:
    Slot route and service ........................       347        302
    General and administrative.....................        23         24

    Management fee - Becker Gaming, Inc............        33         34
    Depreciation and amortization..................        71         73
                                                      -------    -------
       Total operating expenses....................       474        433
                                                      -------    -------
Operating income ..................................       157        207
                                                      -------    -------
Other income (expense):
    Interest income ...............................        47         41
    Interest expense ..............................       (91)       (99)
    Other income ..................................        24         22
                                                      -------    -------
       Total other income (expense)................       (20)       (36)

                                                      -------    -------
Net income before income tax.......................       137        171
Provision for income tax ..........................       (39)       (58)
                                                      -------    -------
Net income ........................................        98        113
Retained earnings, beginning of period.............     1,431      1,050
                                                      -------    -------
Retained earnings, end of period...................   $ 1,529    $ 1,163
                                                      =======    =======


The accompanying notes are an integral part of these financial statements.

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)



                                    Three Months Ended September 30,

                                           1996       1995
                                        -------    -------
Cash flows from operating activities:
    Net income ......................   $    98    $   113
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
    Depreciation and amortization ...        71         73

    (Increase) decrease in operating assets:
        Other receivables ...........        24         16
        Prepaid expenses ............         7          5
    Increase (decrease) in operating liabilities:
     Accounts payable ...............       (32)        46
     Notes Payable ..................        44       --

        Accrued expenses ............        29        174
                                        -------    -------

          Total adjustments
                                            143        314
                                        -------    -------

          Net cash provided by
               operating activities .       241        427
                                        -------    -------

Cash flows from investing activities:
   Capital expenditures .............       (70)      (135)

   Increase in advances to related
     parties ........................       (29)       (21)
   Repayments of notes receivable ...        24          6
                                        -------    -------
   Net cash used in investing
     activities .....................       (75)      (150)
                                        -------    -------
Cash flows from financing activities:
    Principal payments on notes
          payable ...................       (81)       (80)
                                        -------    -------
        Net cash used in financing
          activities ................       (81)       (80)
                                        -------    -------

        Net increase in cash
                                             85        197

Cash, beginning of period ...........     1,122        506
                                        -------    -------
Cash, end of period .................   $ 1,207    $   703
                                        =======    =======

Supplemental cash flow disclosures:
    Interest paid ...................   $    91    $   101
                                        =======    =======

The accompanying notes are an integral part of these financial statements.

================================================================================
                                  SUNSET COIN
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------

1)   Basis of Presentation:

Sunset Coin, Inc. ("SC" or the "Company") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern:

     SC has guaranteed the payment of the $55,000,000 principal amount of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") issued by Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI. AC is in default of certain covenants under the Indenture (the "AC Indenture") governing the AC Notes as of September 30, 1996. In addition, AC has guaranteed the payment of principal and interest on certain mortgage notes issued by CQC (the "CQC Notes"). An aggregate $20,000,000 in principal amount and $2,400,000 in accrued interest are outstanding on the CQC Notes at September 30, 1996. Capitol Queen & Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates (i) the modification of covenants under the AC Indenture to cure the current defaults and (ii) the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal of and accrued interest on the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, which the Company does not have sufficient resources to satisfy. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

================================================================================

                          CAPITOL QUEEN & CASINO, INC.

           (A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)



                                     ASSETS

                                                       September 30, June 30,
                                                               1996     1996
                                                             ------   ------
                                               (Unaudited)

Current assets:
   Restricted cash, in escrow account ....................   $   30   $   30
                                                             ------   ------
      Total current assets ...............................       30       30
                                                             ------   ------

Other assets:


  Assets held for sale ...................................    7,754    7,754

  Financing costs, net of accumulated
    amortization of $345 at September 30,
    1996 and $312 at June 30, 1996 .......................      572      605
  Deposits and other assets ..............................       60       60
                                                             ------   ------
      Total other assets .................................    8,386    8,419
                                                             ------   ------

      Total assets .......................................   $8,416   $8,449
                                                             ------   ------
                                                             ------   ------



                   LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)


                                                        September 30,  June 30,
                                                              1996        1996
                                                           --------    --------
                                                          (Unaudited)
Current liabilities:
  Advances from related parties .......................  $  1,079    $  1,006
  Accrued interest ....................................     3,392       2,775
   Notes payable to related parties ...................     1,200       1,200

  Long-term debt classified as current,
    net of unamortized original issue discount
    of $2,339 and $2,474, respectively ................    17,661      17,526
                                                         --------    --------
          Total liabilities ...........................    23,332      22,507
                                                         --------    --------

Commitments and contingencies

Stockholder's equity(deficit):
  Common stock, $1.00 par value, 1,000 shares
     authorized, 100 shares issued and outstanding ....      --          --
  Additional paid-in capital ..........................    12,732      12,732
  Deficit accumulated during development stage ........   (27,648)    (26,790)
                                                         --------    --------
      Total stockholder's equity (deficit) ............   (14,916)    (14,058)
                                                         --------    --------


      Total liabilities and stockholder's
          equity(deficit) .............................  $  8,416    $  8,449
                                                         --------    --------
                                                         --------    --------

The accompanying notes are an integral part of these financial statements.

================================================================================

                          CAPITOL QUEEN & CASINO, INC.

                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)



                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                                Three Months Ended     Through
                                                September 30,      September 30,
                                                 1996        1995        1996
                                             --------    --------    --------


Revenues .................................         $-          $-          $-

Operating expenses:
  Amortization of financing and
    other costs ..........................         33          33       1,374
  Abandonment loss and write-downs
    of assets held for sale ..............       --          --        10,426
  Development costs ......................         73         165       1,784
                                             --------    --------    --------

      Total operating expenses ...........        106         198      13,584
                                             --------    --------    --------

Operating loss ...........................       (106)       (198)    (13,584)

Other income (expenses):
  Interest income ........................       --          --         1,265
  Interest expense .......................       (752)       (686)    (11,923)
  Interest capitalized ...................       --          --           683
                                             --------    --------    --------

Total other income (expense) .............       (752)       (686)     (9,975)
                                             --------    --------    --------

Net loss before extraordinary item
                                                 (858)       (884)    (23,559)

Extraordinary item:
   Loss on early retirement of
     debt(no income tax benefit available)       --          --        (4,089)
                                             --------    --------    --------

Net loss .................................   $   (858)   $   (884)   $(27,648)
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

                          CAPITOL QUEEN & CASINO, INC.
           ( A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)






                                                    Three Months Ended
                                                       September 30,
                                                     1996        1995
                                                  --------    --------

Cash flows from development stage activities:
  Net loss ....................................   $   (858)   $   (884)
  Adjustments to reconcile net loss
    to net cash provided by
    used in development stage activities:
    Amortization of financing and other costs .         33          33
    Amortization of original issue discount ...        135         134
    Abandonment losses and write-downs of
     assets held for sale .....................       --          --
    Extraordinary loss on retirement of debt ..       --          --
    Increase in accounts payable and accruals,
     net of amounts for capital expenditures ..        617         448

    Increase (decrease)  in advances
     from related  parties ....................         73         227
                                                  --------    --------
        Total adjustments .....................        858         842
                                                  --------    --------
        Net cash used in development stage
           activities .........................       --           (42)
                                                  --------    --------

Cash flows from investing activities:
  Capital expenditures, net of construction
      accounts payable ........................       --          --
  Decrease in deposits and other assets .......       --          --
  Capitalization of preopening costs ..........       --          --
  Development costs ...........................       --          --
  Net (additions to) reductions in ............
     restricted cash equivalents ..............       --          --
                                                  --------    --------
      Net cash provided by (used in)
          investing activities ................       --          --
                                                  --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage Note ...       --          --
  Proceeds from issuance of First
     Mortgage Notes, net of financing costs ...       --          --
  Proceeds from borrowings under notes payable
     to related parties .......................       --          --
  Equity contribution from Becker Gaming, Inc.
       relating to sale of warrants ...........       --          --
                                                  --------    --------
      Net cash provided by financing activities       --          --
                                                  --------    --------

      Net (decrease) increase in cash and cash
          equivalents .........................       --           (42)

Cash and cash equivalents, beginning of period        --            45
                                                  --------    --------

Cash and cash equivalents, end of period ......         $-    $      3
                                                  --------    --------
                                                  --------    --------

Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...         $-          $-
                                                  --------    --------
                                                  --------    --------
  Original issue discount that
     did not affect cash ......................         $-          $-
                                                  --------    --------
                                                  --------    --------
  Equity contribution by Becker Gaming
     that did not affect cash .................         $-          $-
                                                  --------    --------
                                                  --------    --------


                                                          For The Period
                                                         January 20, 1993
                                                           (The Date Of
                                                            Inception)
                                                             Through
                                                          September 30,
                                                             1996
                                                           --------

Cash flows from development stage activities:
  Net loss ....................................            $(27,648)
  Adjustments to reconcile net loss
    to net cash provided by
    used in development stage activities:
    Amortization of financing and other costs .               1,374
    Amortization of original issue discount ...               2,042
    Abandonment losses and write-downs of
     assets held for sale .....................              10,426
    Extraordinary loss on retirement of debt ..               4,089
    Increase in accounts payable and accruals,
     net of amounts for capital expenditures ..               3,404

    Increase (decrease)  in advances
     from related  parties ....................               1,067
                                                           --------
        Total adjustments .....................              22,402
                                                           --------
        Net cash used in development stage
           activities .........................              (5,246)
                                                           --------

Cash flows from investing activities:
  Capital expenditures, net of construction
      accounts payable ........................             (12,936)
  Decrease in deposits and other assets .......                 (60)
  Capitalization of preopening costs ..........                (340)
  Development costs ...........................                (553)
  Net (additions to) reductions in ............                  ..
     restricted cash equivalents ..............                 (31)
                                                           --------
      Net cash provided by (used in)
          investing activities ................             (13,920)
                                                           --------

Cash flows from financing activities:
  Principal payments on First Mortgage Note ...             (20,200)
  Proceeds from issuance of First
     Mortgage Notes, net of financing costs ...              30,666
  Proceeds from borrowings under notes payable
     to related parties .......................               1,200
  Equity contribution from Becker Gaming, Inc.
       relating to sale of warrants ...........               7,500
                                                           --------
      Net cash provided by financing activities              19,166
                                                           --------

      Net (decrease) increase in cash and cash
          equivalents .........................                --

Cash and cash equivalents, beginning of period                 --
                                                           --------

Cash and cash equivalents, end of period ......                  $-
                                                           --------
                                                           --------

Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...            $  5,807
                                                           --------
                                                           --------
  Original issue discount that
     did not affect cash ......................            $  7,500
                                                           --------
                                                           --------
  Equity contribution by Becker Gaming
     that did not affect cash .................            $  5,232
                                                           --------
                                                           --------

The accompanying notes are an integral part of these financial statements.
================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                        (A development stage company and
                a wholly owned subsidiary of Becker Gaming,Inc.)

                       NOTES TO THE FINANCIAL STATEMENTS
                                   ----------


1)   Basis of Presentation:

Capitol Queen & Casino, Inc. ("CQC" or the "Company") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1996.


2)    Missouri  Gaming License, Default Under  Indebtedness,
      Management's Plans, and  Going Concern:

CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written off in the fourth quarter of the fiscal year ended June 30, 1994.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the Indenture (the "CQC Indenture") governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remain outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and May 15, 1996, will not be able to make such payment on November 15, 1996. Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI and a guarantor of the CQC Notes, will not have funds available to advance on behalf of CQC on November 15, 1996. Further, AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes, particularly because AC is in default of covenants under the Indenture governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes").

As mentioned previously, CQC's obligations under the CQC Indenture was amended with the requisite consent of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The Company incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000.

The CQC Notes are not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the CQC Indenture. The Company has the option to redeem the CQC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI. consummates an initial public offering of its common stock, the Company may also redeem the CQC Notes, at a premium of 108%.

The CQC Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness.

CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC Notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3)   Assets Held For Sale:

At September 30, 1996, CQC had $7,754,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

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

      BGI is currently receiving payment for management fees from SC and BGG, and is accruing management fees from AC until such time as such fees may be paid under the Indenture governing the AC Notes. BGI does not expect to receive management fee income from CQC as a result of the events in Missouri adversely affecting CQC's efforts to become licensed to conduct riverboat gaming in that State. As a result of these developments, CQC has adopted a plan to sell its assets and business. See "Capitol Queen & Casino, Inc. - General" and "Notes to Financial Statements - Capitol Queen & Casino, Inc."

      As a result of the events adversely impacting CQC's ability to complete and open the Capitol Queen, significant doubt exists about the ability of CQC to continue as a going concern. Similar doubt exists with respect to AC and SC as a result of their guarantees of the CQC Notes and the AC Notes, respectively. AC, SC and CQC represent the Company's principal subsidiaries, from which it anticipated receiving management fee income and, accordingly, substantial doubt also exists about BGI's ability to continue as a going concern. See "Notes to Financial Statements - Becker Gaming, Inc. - Missouri Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern.

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


           Results of Operations for the three-months ended September
                               30, 1996 and 1995

     Net revenues at AC decreased by $71,000, or 0.5%, from $15,432,000 to $15,361,000 for the three-month period ended September 30, 1996 compared to the three-month period ended September 30, 1995. In the same period to period comparison, operating expenses, including depreciation and amortization, increased by 1.6% to $15,892,000 from $15,650,000. This resulted in a increase in operating losses of $313,000 from a loss of $218,000 to a loss of $531,000 for the more recent period.

      Gaming revenues decreased 5.1% from $12,891,000 to $12,229,000. The largest portion of the decrease in gaming revenues is attributable to gaming machine revenues which decreased 4.2% from $10,931,000 to $10,472,000. The decrease reflects lesser play from slot patrons during the more recent period. Revenues from table games increased 3.9% from $1,169,000 to $1,215,000. The increase in table games revenues for the three-month period ended September 30, 1996 is primarily the result of marketing efforts to attract table games patrons utilizing select player events, including professional boxing and golfing tournaments. Reflecting reduced sports play from patrons, race and sports book revenues decreased by $120,000, or 16.9%, to $597,000 from $718,000 for the three-month period ended September 30, 1996 compared to the same period in 1995. Bingo revenues decreased by $116,000 for the three-month period ended September 30, 1996 when compared to the same period of the prior year due to higher than normal payouts combined with a decrease in play by patrons.

       Food and beverage revenues increased 15.4% to $3,501,000 from $3,033,000 for the three-month period ended September 30, 1996 compared to the same period of the prior year. The increase in revenues is primarily due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in the food and beverage departments are the result of casino promotion and marketing efforts to attract, reward and retain qualified patrons.

      Hotel revenues increased from $722,000 to $761,000 for the three-months ended September 30, 1996 compared to the same period in 1995. The increase of 5.4% in the 1996 period is primarily due to an increase in occupancy and average room rates of 91% and $40.40, respectively, compared to 85% and $36.92 in the 1995 period.

      Gift shop revenues decreased from $155,000 to $131,000 for the three-months ended September 30, 1996 compared to the same period in 1995. The decrease of 15.5% is primarily due to reducing the hours of operation in the 1996 period.

      Management fees from BGI were $676,000 for the three-month period ended September 30, 1996. Such fees were implemented on October 1, 1995 and are designed to recover expenses associated with the addition of approximately 40 employees in the accounting, payroll, personnel (and related departmental costs) and technical services departments and the transfer of certain executive personnel in March 1995 to AC from BGI. The management fee is also designed to recover other expenses transferred from BGI to AC, including the maintenance and other operating expenses associated with an airplane and two boats. Management fee revenue to AC from BGI is equal to 80% of the management fee expense to BGI. The management fee is not collected from BGI, but serves as a vehicle to offset the above described additional expenses and costs incurred by AC.

       Other revenues, which include receipts from entertainment cover charges, ATM commissions and revenues from PBX and banquets, decreased from $299,000 to $258,000 for the three-months ended September 30, 1996 compared to the same period in the prior year. The decrease of 13.7% is the primarily the result of decreases in entertainment cover charge revenues.

      Gaming expenses decreased by $255,000, or 7.2%, to $3,284,000 for the three-month period ended September 30, 1996 from $3,539,000 for the same period of the prior year reflecting a reduction in staffing levels for the table games department and lower gaming tax and license fees associated with the decrease in gaming revenues.

      Food & beverage expenses increased by $462,000, or 12.0%, to $4,297,000 for the three-month period ended September 30, 1996 from $3,835,000 for the same period of the prior year, due primarily to an increase in food cost of $164,000, an increase in beverage cost of $41,000 and an increase in salaries and wages in the Food Department of $112,000, all associated with the increase in food and beverage revenues during the 1996 quarter.

      Hotel expenses increased by $81,000, or 20.4%, to $479,000 for the three-month period ended September 30, 1996 from $398,000 for the same period of the prior year. The increase is primarily due to the expense of refurbishing the older hotel rooms and normal wage and salary increases.

       General and administrative expenses decreased by $135,000, or 2.8%, to $4,663,000 for the three-month period ended September 30, 1996 from $4,798,000 for the same period of the prior year. The decrease is primarily the result of a reduction in staffing in the security, purchasing, entertainment, porters and aviation departments. The decrease is also due to a reduction in expenses associated with the operation of a jet airplane which was sold in July 1996.

       Advertising and promotion expenses increased by $111,000, or 9.4% to $1,287,000 for the three-month period ended September 30, 1996 from $1,176,000 for the same period of the prior year. Management believes that these increased levels of promotional expenditures are necessary to attract and maintain the desired customer levels, to promote the entertainment events, and support the other existing facilities throughout the property. Management believes that frequent promotions are necessary to compete with the newer hotel/casinos that are located close to AC.

      Depreciation and amortization decreased by $28,000, or 3.2%, to $858,000 for the three-month period ended September 30, 1996 from $886,000 for the same period in prior year, as a result of decreased depreciation expenses associated with older assets.

      Gift shop expenses increased by $17,000, or 15.9%, to $124,000 for the three-month period ended September 30, 1996 compared to $107,000 for the same period reflecting increases in wholesale item costs associated with the gift shop operation.

      Management fees to BGI decreased by $12,000, or 1.4%, to $845,000 for the three-month period ended September 30, 1996 from $857,000 for the same period in the prior year. Management fees are determined based on the gross revenues of AC. As such, decreased gross revenues bring about lower management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio.

      Other expense (net of other income) amounted to $1,713,000 for the three-month period ended September 30, 1996 compared to $1,617,000 for the same period in the prior year. The increase in expense of $96,000, or 5.9%, reflects an adjustment to correct the calculation of interest associated with the AC notes


Income Taxes

      As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $11,250,000. Management anticipates that AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 34%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.


Liquidity and Capital Resources

     At September 30, 1996, AC had a working capital deficit of $59,255,000 compared to a working capital deficit of $58,530,000 at June 30, 1996. The decrease in working capital in the amount of $725,000 was caused primarily by increased accruals on the AC Notes and accrued management fees payable to BGI.

      For the three-month period ended September 30, 1996, cash provided by operating activities increased approximately $133,000, or 10.4%, to $1,414,000 from $1,281,000 for the same period in 1995. The increase in the 1996 period is primarily attributable to a net increase in operating assets of $1,410,000, and an increase in operating liabilities of $236,000 partially offset by a decrease in net income of $409,000, a decrease in the provision for losses on related party receivables of $1,076,000 and a decrease in depreciation and amortization of $28,000.

      For the three-month period ended September 30, 1996, net cash used in investing activities decreased to $510,000 for the three-month period ended September 30, 1996 compared with $72,000 for the same period in 1995. The decrease of $438,000 was caused primarily by a $406,000 decrease in related party receivable and a decrease in capital expenditures of $30,000.

      Cash flows used in financing activities for the three-month period ended September 30, 1996 was $69,000, reflecting payments on notes payable and capital leases. For the three-month period ended September 30, 1995, cash flows used in financing activities was $42,000.

     AC's long-term obligations, approximately $5,022,000 at September 30, 1996, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

       AC is currently in technical default under the Indenture governing the AC Notes because it has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. As a result of such defaults, the holders of 25% or more in principal amount of the Notes may cause the AC Notes to be accelerated, in which event they would become immediately due and payable in full. AC does not have and is not expected to have the resources to pay the AC Notes if they are accelerated.

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

      In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with five Becker Gaming Group ("BGG") locations and one additional location owned by an unrelated party, which are expected to be renewed in general course. Results of operations for the three months ended September 30, 1996 and 1995

     SC's results of operations declined for the three-month period ended September 30, 1996 compared to the same period in the prior year. Revenues decreased by 13.3% from $113,000 for the 1995 three-month period to $98,000 for the 1996 three-month period. The decrease in revenues is attributable to the expiration of contracts that were not renewed with one participation and one service fee location in the more recent period, the effect of which was slightly offset by the addition of two participation locations and the conversion of another location from a participation contract to a more favorable space lease contract. A decrease in service revenues in the more recent three-month period was due to the discontinued operation of Charlie's Saloon (a BGG bar).

      The average number of gaming machines operated during the three-month period ended September 30, 1996 was 254 compared to 259 in the prior year period. The average number of gaming machines at BGG locations serviced by SC was 115 for the three-month period ended September 30, 1996 compared to 130 for the same period in 1995. Slot service fees from BGG for the three-month period ended September 30, 1996 were $29,000, down from $32,000 for the same period in the prior year, due to the discontinued operation of Charlie's Saloon on April 21, 1996.

      Gaming machine route expenses for the three-month period ended September 30, 1996 increased by 14.9% to $347,000 when compared to the same period in the prior year reflecting increased salaries and wages, due to additional staffing requirements in slot route service and the transfer of management personnel from BGI to SC, as well as additional security guard wage expense for increased protection in response to greater slot route theft. Other increased expenses for repairs and maintenance, automotive and complimentary expenses were partially offset by a decrease in loss and damage, advertising, and supplies expenses.

     General and administrative expenses for the three-month period decreased by 4.2% to $23,000 from $24,000 , reflecting decreases in professional fees, donations, office and supplies expenses, and bad debts.

      Management fees (based upon gross revenues) decreased by 2.9% to $33,000 for the three-month period ended September 30, 1996 when compared to the same period in the prior year. This decrease is attributable to lower gross revenues in the more recent period.

      Depreciation and amortization decreased by 2.7% to $71,000 for the three-month period ended September 30, 1996, reflecting decreased depreciation and amortization costs associated with the April 1996 closing of Charlie's Saloon (a BGG bar). SC abandoned furniture, fixtures and equipment contained in this bar.

     During the three-month period ended September 30, 1996, SC had other expenses (net of other income) of approximately $20,000 compared to $36,000 for the same period in 1995. The decrease is attributable to reduced interest expense relating to notes payable paid in the previous year for existing locations.


Income Taxes

      As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month period ended September 30, 1996 was $39,000 compared to $58,000 for the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.


Liquidity and Capital Resources

      Cash provided by operating activities for the three-month period ended September 30, 1996 decreased to $241,000 from $427,000 for the three-month period ended September 30, 1995, mostly due to a net decrease in operating liabilities of $179,000 and depreciation and amortization of $2,000 offset by an increase in operating assets of $10,000, and decrease in revenues of $15,000.

      Cash flows used in investing activities for the three months ended September 30, 1996 amounted to $75,000, including repayment of notes receivable of $24,000, an increase in advances to related parties of $29,000, and purchases of slot machines of $70,000.

      Cash flows used in financing activities for the three months ended September 30, 1996 amounted to $81,000, reflecting principal payments on notes payable.

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

      In July 1994, SC entered into an agreement with a bank for a new $1,200,000 non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement, SC originally could request advances through October 28, 1995 only, at which time its rights to advances under the agreement were terminated. In December 1995, the agreement was amended, making available the unused portion of $1,200,000 until October 20, 1996. Advances under the agreement bear interest at the bank's prime rate plus 1.5% up to a maximum rate of 2.0%. As of September 30, 1996, the amount outstanding under the non- revolving line of credit totaled $693,000.

      SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, however, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. SC has guaranteed the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of 2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earnings. SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes.

      AC may have liability under its guarantee of the CQC Notes beyond that which it could immediately support. AC is in technical default under the Indenture governing the AC Notes and SC, as guarantor of the AC Notes, would have liability under its guarantee. Such liability would likely exceed the amount which SC could immediately support, including amounts available under its non-revolving line of credit.


Capitol Queen & Casino, Inc.

     Analysis of Development Stage Activities for the period January 20, 1993 (the date of inception) through September 30, 1996

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

     As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. At September 30, 1996, approximately $30,000 remained in the escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995 and May 15, 1996, and will not be able to make it's scheduled interest payment on November 15, 1996. Further, AC does not have available funds to advance on behalf of CQC. The management of AC and CQC are currently in discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

      During the period from inception through September 30, 1996, CQC had total operating expenses of $13,584,000 consisting primarily of an abandonment loss of $10,426,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. At June 30, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the 1996 fiscal year. Also included in operating expenses are amortization expense of $1,374,000 associated with debt issue costs and $1,784,000 of project development costs. For the same period, CQC incurred $11,923,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,265,000 for the period from inception to September 30, 1996.


Liquidity and Capital Resources

      For the period from inception through September 30, 1996, net cash used in development stage activities was $5,246,000. Cash flows used in investing activities for the period was $13,920,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At October 31, 1996, CQC had expended a total of approximately $21,500,000 on the development and construction of the Capitol Queen.

       CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and accrued interest thereon of $2,400,000 at September 30, 1996. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Moreover, CQC because it has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. CQC is not expected to engage in any activities after the sale of its assets, although it may continue to pursue legal relief with respect to the injury caused by the ruling of Missouri Gaming Commission. The cost of pursuing such relief is expected to be borne by Becker Gaming, Inc.


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

      On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City, Missouri, for a writ of mandamus with respect to the ruling of the Missouri Gaming Commission. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Missouri Gaming Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

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

     On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Missouri statutes did not prohibit the Commission from denying a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. The Missouri Supreme Court declined to review the decision. However, the Court of Appeals' ruling had no immediate consequences for two reasons. First, a Missouri Circuit Court in a separate action (discussed below) voided the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. Second, after the decision in the open meeting law case, CQC notified the Commission that it was withdrawing its application.

      On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely. Because of the withdrawal of CQC's application, the administrative proceeding is moot.

      On March 23, 1995, the Missouri Attorney General filed misdemeanor charges against CQC and Bruce Becker alleging they knowingly made false statements on CQC's gaming license application. CQC and Mr. Becker vehemently denied the charges and launched a vigorous defense. On July 25, 1995, the Circuit Court for St. Louis County, Missouri, dismissed the charges, ruling that they did not state an offense, that the Attorney General lacked authority to bring them, and that they were filed after the statute of limitations had expired. On July 28, 1995, the Attorney General filed an appeal in the Missouri Court of Appeals for the Eastern District. CQC's and Bruce Becker's motions to dismiss the appeals as untimely filed were summarily denied on August 14, 1995. On April 16, 1996, in a 2-1 decision, a panel of the Missouri Court of Appeals reversed the Circuit Court's dismissal. The Missouri Supreme Court has exercised its discretion to review the case and has scheduled argument for November 19, 1996. These charges are not expected to have a material adverse effect on BGI or CQC.

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




Item 6.  Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on from 8-K during the Three Months ended September 30, 1996.


================================================================================


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Becker Gaming, Inc.
(Registrant)



Date: November 14, 1996
/S/ Bruce F. Becker
-------------------
Bruce F. Becker
President, Chief Executive
Officer(Principal Executive Officer)



Date: November 14, 1996
/S/ Jerry Griffis
-----------------
Jerry Griffis
Chief Financial Officer
(Principal Financial and Accounting Officer)