Form 10-Q
period 1996-12-31
BECKER GAMING INC
filed 1997-02-14
CIK 920376

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

                 For the quarterly period ended: December 31, 1996

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

                                                  Outstanding at
Class of common stock                            January 31, 1997
---------------------                             --------------
  $.01 par value                                10,000,000 shares

===============================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                                                        Page

BECKER GAMING, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets as of December 31, 1996 and
        June 30, 1996 ..................................................  1
    Consolidated Statements of Operations and Retained Earnings
        (Deficit) for the Three-Month Periods Ended
        December 31, 1996 and 1995 and for the Six-Month Periods
        Ended December 31, 1996 and 1995 ...............................  2
    Consolidated Statements of Cash Flows for the Six-Month
        Periods Ended December 31, 1996 and 1995 .......................  3
    Notes to Consolidated Financial Statements .........................  4

ARIZONA CHARLIE'S, INC
    Balance Sheets as of December 31, 1996 and June 30, 1996............ 10
    Statements of Operations and Retained Earnings (Deficit) for the
        Three-Month Periods Ended December 31, 1996
        and 1995 and for the Six-Month Periods Ended
        December 31, 1996 and 1995.......................................11
    Statements of  Cash Flows for the Six-Month Periods
        Ended December 31, 1996 and 1995.................................12
    Notes to Financial Statements........................................13

SUNSET COIN, INC
    Balance Sheets as of December 31, 1996 and June 30, 1996.............19
    Statements of Income and Retained Earnings for the Three-Month
        Periods Ended December 31, 1996 and 1995 and for the
        Six-Month Periods Ended December 31, 1996 and 1995...............20
    Statements of Cash Flows for the Six-Month Periods Ended
        December 31, 1996 and 1995.......................................21
    Notes to Financial Statements........................................22

CAPITOL QUEEN & CASINO, INC
    Balance Sheets as of December 31, 1996 and June 30, 1996.............27
    Statements of Loss Incurred During the Development Stage
        for the Three-Month Periods Ended  December 31, 1996
        and 1995 and for the Six-Month Periods Ended  December
        31, 1996 and 1995 and for the period  from  January 20,
        1993 (the date of inception) through December 31, 1996...........28
    Statements of Cash Flows for the for Six-Month Periods Ended
        December 31, 1996 and 1995  and for the period from January 20,
        1993 (the date of inception) through December 31, 1996...........29
    Notes to Financial Statements........................................30


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

Signatures................................................................48

================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)



                                     ASSETS


                                                    December 31,        June 30,
                                                        1996              1996
                                                    ------------    ------------
                                                    (Unaudited)

Current assets:

 Cash and cash equivalents .......................      $  8,056       $  6,745
 Restricted cash, in escrow account ..............            40             40
 Trade and other accounts
   receivable ....................................           821            626
 Receivables from related parties ................            51             33
 Inventories .....................................           797            729
 Prepaid expenses ................................           806          1,244
 Current portion of notes
   receivable ....................................           127            153
 Assets held for sale ............................            --          3,233
                                                        --------       --------
     Total current  assets .......................        10,698         12,803
                                                        --------       --------
Property and equipment:
 Land improvements ...............................         1,628          1,628
 Building and improvements .......................        38,282         38,282
 Leasehold improvements ..........................           983            983
 Furniture and equipment .........................        28,173         27,773
                                                        --------       --------
                                                          69,066         68,666

 Less, accumulated depreciation ..................       (20,714)       (19,078)
                                                        --------       --------
                                                          48,352         49,588
 Land ............................................           208            208
                                                        --------       --------
     Net property and  equipment .................        48,560         49,796
                                                        --------       --------

Other assets:

 Assets held for sale ............................         7,754          7,754

 Notes receivable, less ..........................           440            472
   current portion, net
 Receivables from related parties, less ..........           165            165
   current portion
 Deposits and other ..............................         1,572          1,375
 Financing costs, net ............................         2,769          3,112
                                                        --------       --------
     Total other assets ..........................        12,700         12,878
                                                        --------       --------
     Total assets ................................      $ 71,958       $ 75,477
                                                        ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)


                                                   December  31,        June 30,
                                                         1996             1996
                                                   ------------     ------------
                                                     (Unaudited)

Current  liabilities:
 Trade accounts payable ..........................      $  1,608       $  1,761
 Accrued expenses ................................         9,982          6,409
 Notes payable ...................................          --              110
 Current portion of
   subordinated notes
   payable to stockholders .......................           800            800
 Current portion of
   long term debt ................................           433            381
 Long-term debt classified as
    current, net of unamortized
    original issue discount of
    $2,204 and $2,474,  respectively .............        72,796         72,526
 Current portion of obligations
    under capital leases .........................           166          1,960
                                                        --------       --------
     Total current liabilities ...................        85,785         83,947

Long-term debt, less
  current portion ................................         1,164          1,330
Subordinated notes payable
 to stockholders,
 less current portion ............................         8,000          8,000
Obligations under capital
 leases, less current portion ....................           145            197
                                                        --------       --------
     Total liabilities ...........................        95,094         93,474
                                                        --------       --------

Commitments and contingencies Stockholders' equity(deficit):

 Common stock, $.01 par value,
   20,000,000 shares authorized,
   10,000,000 shares issued and
   outstanding ...................................           100            100
 Preferred stock, $1 par
   value, 5,000,000
   shares authorized, none
   issued and  outstanding .......................          --             --
 Additional paid-in capital ......................         9,006          9,006
 Retained earnings (deficit) .....................       (32,242)       (27,103)
                                                        --------       --------
     Total stockholders' equity (deficit) ........       (23,136)       (17,997)
                                                        --------       --------
     Total liabilities and
     stockholders' equity(deficit) ...............      $ 71,958       $ 75,477
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

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                 Three Months Ended December 31,
                                                         1996              1995
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     14,468      $     16,046
   Food and beverage .......................            4,624             4,601
   Hotel ...................................              924               771
   Gift shop ...............................              138               153
   Other ...................................              407               230
                                                 ------------      ------------
        Gross revenues .....................           20,561            21,801
Less, promotional allowances ...............           (2,637)           (2,379)
                                                 ------------      ------------
        Net revenues .......................           17,924            19,422

Operating expenses:
   Gaming ..................................            3,746             4,746
   Food and beverage .......................            5,498             5,547
   Hotel ...................................              425               417
   Gift shop ...............................              126               127
   Advertising and promotion ...............            1,396             1,184
   General and administrative ..............            5,028             5,331
   Rent expense paid to related party ......              106               109
   Depreciation and  amortization ..........            1,030             1,137
                                                 ------------      ------------
        Total operating expenses ...........           17,355            18,598
                                                 ------------      ------------
        Operating income ...................              569               824
                                                 ------------      ------------
Other income(expenses):
   Development costs .......................             ( 61)             (702)
   Interest income .........................               38                28
   Interest expense ........................           (2,676)           (2,668)
   Other, net ..............................              (11)               (6)
                                                 ------------      ------------
        Total other income (expense) .......           (2,688)           (3,348)
                                                 ------------      ------------
        Loss before income taxes ...........           (2,119)           (2,524)
Provision for income taxes .................             --                --
                                                 ------------      ------------
        Net loss ...........................           (2,119)           (2,524)

        Retained earnings (deficit),
        beginning of period ................          (30,123)          (17,472)
                                                 ------------      ------------

        Retained earnings(deficit),
        end of period ......................     ($    32,242)     ($    19,996)
                                                 ============      ============

        Net loss per share of
        common stock .......................     $      (0.21)     $      (0.25)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============

                                                  Six Months Ended December 31,
                                                         1996              1995
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     28,677      $     31,371
   Food and beverage .......................            9,428             8,913
   Hotel ...................................            1,685             1,493
   Gift shop ...............................              269               307
   Other ...................................              678               549
                                                 ------------      ------------
        Gross revenues .....................           40,737            42,633
Less, promotional allowances ...............           (5,221)           (4,468)
                                                 ------------      ------------
        Net revenues .......................           35,516            38,165

Operating expenses:
   Gaming ..................................            7,643             8,896
   Food and beverage .......................           10,988            10,761
   Hotel ...................................              904               816
   Gift shop ...............................              184               234
   Advertising and promotion ...............            2,728             2,388
   General and administrative ..............           10,509            10,672
   Rent expense paid to related party ......              210               205
   Depreciation and amortization ...........            2,051             2,264
                                                 ------------      ------------
        Total operating expenses ...........           35,217            36,236
                                                 ------------      ------------
        Operating income ...................              299             1,929
                                                 ------------      ------------
Other income(expenses):
   Development costs .......................             (134)             (868)
   Interest income .........................               69                32
   Interest expense ........................           (5,414)           (5,249)
   Other, net ..............................               41                36
                                                 ------------      ------------
        Total other income (expense) .......           (5,438)           (6,049)
                                                 ------------      ------------
        Loss before  income taxes ..........           (5,139)           (4,120)
Provision for income taxes .................             --                --
                                                 ------------      ------------
        Net loss ...........................           (5,139)           (4,120)

        Retained earnings (deficit),
        beginning of period ................          (27,103)          (15,876)
                                                 ------------      ------------

        Retained earnings(deficit),
        end of period ......................     ($    32,242)     ($    19,996)
                                                 ============      ============

        Net loss per share of
        common stock .......................     $      (0.51)     $      (0.41)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars In Thousands)
                                   (Unaudited)

                                                   Six Months Ended December 31,
                                                             1996          1995
                                                         --------      --------
Cash flows from operating activities:
  Net loss .........................................     $ (5,139)     $ (4,120)
  Adjustments to reconcile net loss to net
     cash (used in) provided by operating
     activities:
     Depreciation and amortization .................        2,051         2,264
     Amortization of original issue discount .......          269           267
     Net loss on sale of assets ....................           --            17

(Increase) decrease in operating assets:
    Receivables ....................................         (247)          245
    Receivables from related parties ...............         (245)          183
    Inventories ....................................          (67)           10
    Prepaid expenses ...............................          438           444
    Deposits and other assets ......................          165           101

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for
     capital expenditures ..........................         (248)           45
    Accrued expenses ...............................        3,583         1,473
                                                         --------      --------
            Total adjustments ......................        5,699         5,049
                                                         --------      --------
        Net cash provided by
        operating activities .......................          560           929
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ...................         (393)         (463)
  Proceeds from sale of equipment ..................        3,233            33
  Issuance of notes receivable .....................           --           (31)
  Payments of notes receivable .....................           31            30
                                                         --------      --------
    Net cash provided by (used in)
     investing activities ..........................        2,871          (431)
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from notes payable ......................           --           177
  Payments under notes payable .....................         (274)         (326)
  Payments under capital lease obligations .........       (1,846)         (430)
                                                         --------      --------
    Net cash used in financing activities
                                                           (2,120)         (579)
                                                         --------      --------
    Net increase in cash and cash equivalents ......        1,311           (81)
Cash and cash equivalents,
 beginning of period ...............................        6,745         6,656
                                                         --------      --------
Cash and cash equivalents,
 end of period .....................................     $  8,056      $  6,575
                                                         ========      ========

Supplemental cash flow disclosures:

   Interest paid, net of amount capitalized ........     $  2,784      $  3,868
                                                         ========      ========
   Income taxes paid ...............................           $-            $-
                                                         ========      ========
   Capitalized lease obligations incurred ..........           $-      $     70
                                                         ========      ========

The accompanying notes are an integral part of these financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -------------



1)   Basis of Presentation:

     The accompanying consolidated financial statements of Becker Gaming, Inc. ("BGI" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying unaudited consolidated financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

     Capitol Queen and Casino, Inc. ("CQC"), a wholly owned subsidiary of BGI, was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was substantially completed. CQC had also obtained the necessary permits for the land- based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written off in the fourth quarter of the fiscal year ended June 30, 1994.


     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern, Continued:


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

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, and November 15, 1996. Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI and a guarantor of the CQC Notes, does not have funds available to advance on behalf of CQC at December 31, 1996. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes. However, in January 1997 Management has taken steps to increase profitably and generate additional cash flow at AC, including down-sizing employee staffing levels and associated payroll costs in certain departments. Other operating departments have been combined to eliminate supervisory and management positions. Also, the existing restaurants and food facilities are being analyzed to determine if the current pricing structures are meeting the overall goals of attracting a sufficient number of casino patrons as designed and entertainment events including headliner concerts, lounge acts, and professional boxing matches are being reevaluated to determine if these events attract the necessary casino patrons desired. However, no assurance can be made regarding the future performance of AC. Such performance may be affected or influenced by prevailing economic conditions and financial, business and competitive factors, many which are beyond AC's control.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern, Continued:

     As of December 31, 1996, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture. Such advances remain outstanding at December 31, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement set forth in the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $22,000,000 of the outstanding AC Notes at December 31, 1996 due to the failure to meet this covenant, and such amounts shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while discussions with the Bondholder Committee described below are in process. As a result of these covenant defaults under covenants, the AC Notes have been classified as currently payable in the accompanying financial statements.

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

     The CQC Indenture contains covenants that, among other things, limit the ability of CQC and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness. At December 31, 1996, CQC had a net deficit of approximately $16,000,000.

     The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain asset sales, all as defined in the AC Indenture. AC has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

     The AC Indenture contains covenants that, among other things, limit the ability of AC and, in certain cases, Sunset Coin, Inc. ("SC"), another wholly owned subsidiary of BGI and a guarantor of the AC Notes, to pay dividends or management fees, or incur additional indebtedness. At December 31, 1996, AC had a net deficit of approximately $13,000,000 and $1,700,000 of SC's net assets were restricted by such indenture covenants.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern, Continued:

     CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of the Company's principal subsidiaries (and, thus the Company) to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.

3)   Assets Held For Sale:

     At December 31, 1996, BGI had $7,754,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

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

================================================================================

                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc. )
                                 BALANCE SHEETS
                             (Dollars In Thousands)



                                     ASSETS


                                              December 31,    June 30,
                                                     1996        1996
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  4,970    $  4,591
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        479         473
   Receivable from related  parties ..........      2,567       1,539
   Inventories ...............................        625         575
   Prepaid expenses ..........................        704       1,118
                                                 --------    --------
     Total current assets ....................      9,355       8,306
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,488      37,488
   Furniture and equipment ...................     22,774      22,575
   Land improvements .........................      1,628       1,628
                                                 --------    --------
                                                   61,890      61,691
   Less, accumulated  depreciation ...........    (17,659)    (16,218)
                                                 --------    --------
                                                   44,231      45,473
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     44,439      45,681
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..        210         987
   Deposits and other ........................        452         460
   Note receivable from related party.........      4,416       4,416
   Financing costs, less accumulated
   amortization of $1,643 at December 31,
   1996 and $1,366 June 30, 1996 .............      2,230       2,507
                                                 --------    --------
       Total other  assets ...................      7,308       8,370
                                                 --------    --------
       Total assets ..........................   $ 61,102    $ 62,357
                                                 ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                               December 31,   June 30,
                                                     1996        1996
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $  1,175    $  1,452
   Accounts payable to related parties .......          3           4
   Accrued expenses ..........................      5,832       3,323
   Management fees due Becker Gaming, Inc. ...      5,024       4,682
   Notes payable .............................         --         110
   Notes payable to related party ............      2,250       2,250
   Current portion of obligations
     under capital leases ....................         11          15
   Long-term debt classified as current due
     to default under covenants ..............     55,000      55,000
                                                 --------    --------
           Total current liabilities .........     69,295      66,836

Subordinated notes payable to prior
  stockholders ...............................      5,000       5,000
Obligations under capital leases,
  less current portion .......................         19          22
                                                 --------    --------
           Total liabilities .................     74,314      71,858
                                                 --------    --------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value,
   2,500 shares authorized, 1,000
   shares issued and outstanding .............        469         469

  Retained earnings (deficit) ................    (13,681)     (9,970)
                                                 --------    --------

           Total stockholders' equity
           (deficit) .........................    (13,212)     (9,501)
                                                 --------    --------

           Total liabilities  and
           stockholders' equity (deficit) ....   $ 61,102    $ 62,357
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                 Three Months Ended December 31,
                                                           1996            1995
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 12,296        $ 13,642
  Food and beverage ............................          3,533           3,390
  Hotel ........................................            924             771
  Gift shop ....................................            138             153
  Management fee from affiliates ...............            691             725
  Other ........................................            392             215
                                                       --------        --------
      Gross revenues ...........................         17,974          18,896
Less, promotional allowances ...................         (2,238)         (1,945)
                                                       --------        --------
      Net revenues .............................         15,736          16,951
                                                       --------        --------

Operating expenses:
  Gaming .......................................          3,232           4,100
  Food and beverage ............................          4,287           4,140
  Hotel ........................................            425             417
  Gift shop ....................................            126             127
  Advertising and promotion ....................          1,323           1,145
  General and administrative ...................          4,297           4,876
  Management fee - Becker Gaming, Inc. .........            864             906
  Rent expense paid to related party ...........             56              54
  Depreciation and amortization ................            861             893
                                                       --------        --------
      Total operating expenses .................         15,471          16,658
                                                       --------        --------
      Operating income (loss)...................            265             293
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets .................            --             (14)
  Interest income ..............................             69              75
  Interest expense .............................         (1,810)         (1,762)
  Other, net ...................................              9              10
                                                       --------        --------
      Total other expenses .....................         (1,732)         (1,691)
                                                       --------        --------
      Income (loss) before taxes ...............         (1,467)         (1,398)
Provision for income tax .......................             --              --
                                                       --------        --------
      Net (loss) income .........................      ($ 1,467)       ($ 1,398)

Retained earnings (deficit),
  beginning of period ..........................        (12,214)         (7,246)
                                                       --------        --------

Retained earnings (deficit),
   end of period ...............................       ($13,681)       ($ 8,644)
                                                       ========        ========

                                                   Six Months Ended December 31,
                                                           1996            1995
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 24,525        $ 26,533
  Food and beverage ............................          7,034           6,463
  Hotel ........................................          1,685           1,493
  Gift shop ....................................            269             307
  Management fee from affiliates ...............          1,367             725
  Other ........................................            650             515
                                                       --------        --------
       Gross revenues ..........................         35,530          36,036
 Less, promotional allowances ..................         (4,433)         (3,614)
                                                       --------        --------
      Net revenues .............................         31,097          32,422
                                                       --------        --------

Operating expenses:
  Gaming .......................................          6,558           7,638
  Food and beverage ............................          8,583           8,015
  Hotel ........................................            904             816
  Gift shop ....................................            184             234
  Advertising and promotion ....................          2,612           2,321
  General and administrative ...................          8,984           9,674
  Management fee - Becker Gaming, Inc. .........          1,709           1,763
  Rent expense paid to related party ...........            111             108
  Depreciation and amortization ................          1,719           1,779
                                                       --------        --------
      Total operating expenses .................         31,364          32,348
                                                       --------        --------
      Operating income (loss)...................           (267)             74
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets ................             --             (11)
  Interest income ..............................            137             144
  Interest expense .............................         (3,620)         (3,475)
  Other, net ...................................             39              35
                                                       --------        --------
      Total other expenses .....................         (3,444)         (3,307)
                                                       --------        --------
      Income (loss) before taxes ...............         (3,711)         (3,233)
Provision for income tax .......................           --              --
                                                       --------        --------
      Net (loss) income ........................       ($ 3,711)       ($ 3,233)

Retained earnings (deficit),
  beginning of period ..........................         (9,970)         (5,411)
                                                       --------        --------

Retained earnings (deficit),
  end of period ................................       ($13,681)       ($ 8,644)
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                   Six Months Ended December 31,
                                                               1996        1995
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ..................................   ($ 3,711)   ($ 3,233)

    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization ......................      1,719       1,779
    Provision for losses on related
     party receivables .................................        134       2,152
    (Gain) loss on sale of equipment ...................         --          11

(Increase) decrease in operating assets:
    Receivables ........................................         (6)     (2,728)
    Inventories ........................................        (50)         (8)
    Prepaid expenses ...................................        414         406
    Deposits and other .................................         (8)        (13)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for
     capital expenditures ..............................       (277)         88
    Accrued expenses ...................................      2,509         246
    Management fees due to Becker Gaming, Inc. .........      1,709       1,762
                                                           --------    --------
       Total adjustments ...............................      6,160       3,695
                                                           --------    --------
        Net cash provided by operating activities ......      2,449         462
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures, net of amounts in
     accounts payable ..................................       (199)        (77)
    Increase in receivable from Becker Gaming, Inc. ....       (417)         --
    Increase in  management fee receivable from Becker
    Gaming, Inc. .......................................     (1,367)       (725)
    Payments from related party receivable..............         30          --
    Proceeds from assets sales .........................         --          12
                                                           --------    --------
       Net cash provided by (used in)
          investing activities .........................     (1,953)       (790)
                                                           --------    --------

Cash flows from financing activities:
    Principal payments on notes payable ................       (110)       (121)
    Payments under capital lease obligations ...........         (7)         (3)
                                                           --------    --------
       Net cash provided by (used in)
          financing activities .........................       (117)       (124)
                                                           --------    --------
       Net increase in cash and cash equivalents .......        379        (452)
Cash and cash equivalents, beginning of the period .....      4,591       5,404
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  4,970    $  4,952
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $  2,499    $  3,558
                                                           ========    ========
    Income taxes paid ..................................         --          --
                                                           ========    ========
    Capital lease obligations incurred .................         --          --
                                                           ========    ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  -------------



1)   Basis of Presentation:

     Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

     AC has guaranteed the payment of principal of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "CQC" Notes") issued by Capitol Queen & Casino, Inc. ("CQC"). An aggregate of $20,000,000 in principal amount and $3,600,000 in past due interest are outstanding on the CQC Notes at December 31, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was substantially completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work.
Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern, Continued:

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

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996 and November 15, 1996. AC does not have funds available to advance on behalf of CQC at December 31, 1996. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes. However, in January 1997 Management has taken steps to increase profitably and generate additional cash flow at AC, including down-sizing employee staffing levels and associated payroll costs in certain departments. Other operating departments have been combined to eliminate supervisory and management positions. Also, the existing restaurants and food facilities are being analyzed to determine if the current pricing structures are meeting the overall goals of attracting a sufficient number of casino patrons as designed and entertainment events including headliner concerts, lounge acts, and professional boxing matches are being reevaluated to determine if these events attract the necessary casino patrons desired. However, no assurance can be made regarding the future performance of AC. Such performance may be affected or influenced by prevailing economic conditions and financial, business and competitive factors, many which are beyond AC's control.

     As of December 31, 1996, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture.

     2)   Missouri Gaming License, Default Under Indebtedness,
          Management's Plans, and Going Concern, Continued:

     Such advances remain outstanding at December 31, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement, set forth in the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $22,000,000 of the outstanding AC Notes at December 31, 1996 due to the failure to meet this covenant, and such amount shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while the discussions with the Bondholder Committee described below are in process. As a result of these covenants defaults, the AC Notes have been classified as currently payable in the accompanying financial statements.

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

     CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern, Continued:

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                        December 31,   June 30,
                                                                1996       1996
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $ 1,326    $ 1,122
  Current portion of notes receivable ....................        91        117
  Note receivable from related party .....................     2,250      2,250
  Other receivables ......................................       274        274
  Prepaid expenses .......................................        33         46
                                                             -------    -------
      Total current assets ...............................     3,974      3,809
                                                             -------    -------


Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     2,984      2,885
                                                             -------    -------
                                                                3,158      3,059
  Less, accumulated depreciation .........................    (1,478)    (1,370)
                                                             -------    -------
      Net property and equipment .........................     1,680      1,689
                                                             -------    -------

Notes receivable, less current
  portion ................................................       175        194

Advances to related parties ..............................       188        111

Other assets, less accumulated
  amortization of $31 at December 31, 1996,
  and $24 at June 30 , 1996 ..............................        81         88
                                                             -------    -------

      Total assets .......................................   $ 6,098    $ 5,891
                                                             =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        December 31,  June 30,
                                                               1996     1996
                                                             ------   ------
                                                        (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $    1   $   44
  Accrued expenses .......................................      686      608
  Current portion of long term debt ......................      332      279
                                                             ------   ------
       Total current liabilities .........................    1,019      931


Long-term liabilities:
   Long-term debt, less current portion ..................      387      502
   Subordinated notes payable to
     former stockholders .................................    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,406    4,433
                                                             ------   ------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding .................................       27       27
Retained earnings ........................................    1,665    1,431
                                                             ------   ------
      Total stockholders' equity .........................    1,692    1,458
                                                             ------   ------

      Total liabilities and stockholders'
      equity .............................................   $6,098   $5,891
                                                             ======   ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)



                                       Three Months Ended December 31,
                                              1996       1995
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $   608    $   576
       Other ...........................        32         33

    Slot service fees:
       From related parties ............        21         24
       Other ...........................         8          8
                                           -------    -------
         Total revenues ................       669        641

Operating expenses:
    Slot route and service .............       341        307
    General and administrative .........         7          9
    Management fee - Becker Gaming, Inc.        35         33
    Depreciation and amortization ......        72         76
                                           -------    -------
       Total operating expenses ........       455        425
                                           -------    -------
Operating income .......................       214        216
                                           -------    -------
Other income (expense):
    Interest income ....................        48         42
    Interest expense ...................       (94)      (104)
    Other income .......................        25         13
                                           -------    -------
       Total other income (expense) ....       (21)       (49)
                                           -------    -------
Net income before income tax ...........       193        167
Provision for income tax ...............       (57)       (57)
                                           -------    -------
Net income .............................       136        110
Retained earnings,
beginning of period ....................     1,529      1,163
                                           -------    -------
Retained earnings, end of
period .................................   $ 1,665    $ 1,273
                                           =======    =======

                                       Six Months Ended  December 31,
                                              1996       1995
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $ 1,175    $ 1,143
       Other ...........................        66         74

    Slot service fees:
       From related parties ............        42         48
       Other ...........................        16         16
                                           -------    -------
         Total revenues ................     1,299      1,281

Operating expenses:
    Slot route and service .............       688        614
    General and administrative .........        30         27
    Management fee - Becker Gaming, Inc.        68         67
    Depreciation and amortization ......       142        149
                                           -------    -------
       Total operating expenses ........       928        857
                                           -------    -------
Operating income .......................       371        424
                                           -------    -------
Other income (expense):
    Interest income ....................        95         82
    Interest expense ...................      (185)      (203)
    Other income .......................        49         35
                                           -------    -------
       Total other income (expense) ....       (41)       (86)
                                           -------    -------

 Net income before income tax ..........       330        338
Provision for income tax ...............       (96)      (115)
                                           -------    -------
Net income .............................       234        223
Retained earnings,
beginning of period ....................     1,431      1,050
                                           -------    -------
Retained earnings,
end of period ..........................   $ 1,665    $ 1,273
                                           =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                       Six Months Ended December 31,
                                             1996       1995
                                          -------    -------
Cash flows from operating activities:
    Net income ........................   $   234    $   223

    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
     Depreciation and amortization ....       142        149
     Gain on sales of equipment .......        --         13

(Increase) decrease in operating assets:
    Other receivables .................        --         16
    Prepaid expenses ..................        13         13

Increase (decrease) in operating liabilities:
     Accounts payable .................       (44)       (58)
     Notes payable ....................        91         --
     Accrued expenses .................        77        222
                                          -------    -------
         Total adjustments ............       279        355
                                          -------    -------

         Net cash provided by
          operating activities ........       513        578
                                          -------    -------

Cash flows from investing activities:
   Capital expenditures ...............       (99)      (285)
   Proceeds from sales of equipment ...        --         12
   Decrease (increase) in related
     party notes receivable ...........       (10)        --
   Decrease (increase) in advances
     to related parties ...............       (77)       (24)
   Repayments of notes receivable .....        31         39
                                          -------    -------
        Net cash used in
          investing activities ........      (155)      (258)
                                          -------    -------
Cash flows from financing activities:

    Proceeds from notes payable .......        --        177
    Principal payments on notes payable      (154)      (161)
                                          -------    -------
        Net cash (used in) provided by
          financing activities ........      (154)        16
                                          -------    -------

        Net increase in cash ..........       204        336

Cash, beginning of period .............     1,122        506
                                          -------    -------
Cash, end of period ...................   $ 1,326    $   842
                                          =======    =======

Supplemental cash flow disclosures:
    Interest paid .....................   $   186    $   204
                                          =======    =======
    Income taxes paid .................        $-         $-
                                          =======    =======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------



1)   Basis of Presentation:

     Sunset Coin, Inc. ("SC" or the "Company") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1996.



2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern:

     SC has guaranteed the payment of the $55,000,000 principal amount of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") issued by Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI. AC is in default of certain covenants under the Indenture (the "AC Indenture") governing the AC Notes as of December 31, 1996. In addition, AC has guaranteed the payment of principal and interest on certain mortgage notes issued by CQC (the "CQC Notes"). An aggregate $20,000,000 in principal amount and $3,600,000 in past due interest are outstanding on the CQC Notes at December 31, 1996. Capitol Queen & Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates (i) the modification of covenants under the AC Indenture to cure the current defaults and (ii) the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal of and accrued interest on the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern, Continued:


     Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, which the Company does not have sufficient resources to satisfy. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS


                                                        December 31,    June 30,
                                                                1996      1996
                                                             -------   -------
                                                         (Unaudited)
Current assets:


  Cash and cash equivalents ..............................   $  --     $    --
   Restricted cash, in escrow account ....................        30        30
                                                             -------   -------

      Total current assets ...............................        30        30
                                                             -------   -------

Other assets:


  Assets held for sale ...................................     7,754     7,754

  Financing costs, net of accumulated
    amortization of $378 at December 31,
    1996 and $312 at June 30, 1996 .......................       539       605
  Deposits and other assets ..............................        60        60
                                                             -------   -------

      Total other assets .................................     8,353     8,419
                                                             -------   -------

      Total assets .......................................   $ 8,383   $ 8,449
                                                             =======   =======


                  LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)

                                                      December 31,    June 30,
                                                              1996        1996
                                                          --------    --------
                                                       (Unaudited)

Current liabilities:

  Advances from related parties .......................   $  1,140     $ 1,006
  Accrued interest ....................................      4,009       2,775
  Notes payable to related parties ....................      1,200       1,200
  Long-term debt classified as current,
    net of unamortized original issue discount
    of $2,204 and $2,474, respectively ................     17,796      17,526
                                                          --------    --------
         Total liabilities ............................     24,145      22,507
                                                          --------    --------

Commitments and contingencies

Stockholders' equity(deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding ......       --          --
  Additional paid-in capital ..........................     12,732      12,732
  Deficit accumulated during development stage ........    (28,494)    (26,790)
                                                          --------    --------
      Total stockholders' equity (deficit) ............    (15,762)    (14,058)
                                                          --------    --------

      Total liabilities and stockholders'
         equity(deficit) ..............................   $  8,383    $  8,449
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

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)





                                Three Months Ended December 31,
                                        1996       1995
                                     -------    -------
Revenues .........................        $-         $-

Operating expenses:
  Amortization of financing and
    other costs ..................        33         33
  Abandonment loss ...............        --         --
  Development costs ..............        61        702
                                     -------    -------

      Total operating expenses ...        94        735
                                     -------    -------

Operating loss ...................       (94)      (735)

Other income (expenses):
  Interest income ................        --         --
  Interest expense ...............      (752)      (729)
  Interest capitalized ...........        --         --
                                     -------    -------

Total other income (expense) .....      (752)      (729)
                                     -------    -------

Net loss before extraordinary item
                                        (846)    (1,464)
                                     -------    -------

Extraordinary item:
  Loss on early retirement of
    debt (no income tax benefit
    available) ...................      --         --
                                     -------    -------
   Net loss ......................     $(846)   $(1,464)
                                     =======    =======

                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                            Six Months              Through
                                         Ended December 31,      December 31,
                                         1996        1995            1996
                                     --------    --------    ------------------
Revenues ...........................       $-          $-                    $-


Operating expenses:
  Amortization of financing and
    other costs ....................       66          66                 1,407
  Abandonment loss .................       --          --                10,426
  Development costs ................      134         868                 1,845
                                     --------    --------    ------------------

      Total operating expenses .....      200         934                13,678
                                     --------    --------    ------------------
Operating loss                           (200)      (934)               (13,678)

Other income (expenses):
  Interest income ..................       --         --                  1,265
  Interest expense .................   (1,504)     (1,415)              (12,675)
  Interest capitalized .............     --          --                     683
                                     --------    --------    ------------------

Total other income (expense) .......   (1,504)     (1,415)              (10,727)


Net loss before extraordinary item .   (1,704)     (2,349)              (24,405)
                                     --------    --------    ------------------
Extraordinary item:
  Loss on early retirement of
     debt (no income tax benefit ...
     available) ....................     --          --                  (4,089)
                                     --------    --------    ------------------

   Net loss ........................ $ (1,704)   $ (2,349)   $          (28,494)
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

                          CAPITOL QUEEN & CASINO, INC.

  ( A Development Stage Company And A Wholly Owned Subsidiary of Becker Gaming,
                                      Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)





                                                      Six Months Ended
                                                         December 31,
                                                    1996       1995
                                                 -------    -------

Cash flows from development stage activities:
 Net loss ....................................   $(1,704)   $(2,349)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...        66         66
 Amortization of original issue discount .....       270        267
 Abandonment losses and write-downs of assets
    held for sale ............................        --         --
 Extraordinary loss on retirement of debt ....        --         --
 Increase in accounts payable
  and accruals, net of amounts
  for capital expenditures ...................     1,234      1,005
 Increase in advances from related parties ...       134        653
                                                 -------    -------
       Total adjustments .....................     1,704      1,991
                                                 -------    -------
       Net cash used in development
         stage activities ....................        --       (358)
                                                 -------    -------

Cash flows from investing activities:
 Capital expenditures, net of
  construction accounts payable ..............       --         --
 Decrease in deposits and other assets .......       --        313
 Capitalization of preopening costs ..........       --         --
 Development costs ...........................       --         --
 Net (additions to) reductions
    in restricted cash equivalents ...........       --         --
                                                 -------    -------
     Net cash provided by
       (used in) investing activities ........       --        313
                                                 -------    -------

Cash flows from financing activities:
 Principal payments on First
    Mortgage Notes ...........................       --         --
 Proceeds from issuance of First
    Mortgage Notes, net of financing costs ...       --         --
 Proceeds from borrowings under
    notes payable to  related parties ........       --         --
 Equity contribution from Becker Gaming, Inc.        --         --
      relating to sale of warrants ...........       --         --
                                                 -------    -------
     Net cash provided by financing activities       --         --
                                                 -------    -------

     Net (decrease) increase in
         cash and cash  equivalents ..........       --        (45)

Cash and cash equivalents,
    beginning of period ......................       --         45
                                                 -------    -------

Cash and cash equivalents,
    end of period ............................       --         --
                                                 ========    ========

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...        $-         $-
                                                 ========    ========
 Original issue discount that
    did not affect cash ......................        $-         $-
                                                 ========    ========
 Equity contribution by Becker Gaming
    that did not affect cash .................        $-         $-
                                                 ========    ========

                                                       For The Period
                                                      January 20, 1993
                                                        (The Date Of
                                                         Inception)
                                                           Through
                                                         December 31,
                                                                            1996
                                                           --------

Cash flows from development stage activities:
 Net loss ...................................              $(28,494)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ..                 1,407
 Amortization of original issue discount ....                 2,177
 Abandonment losses and write-downs of assets
     held for salee..........................                10,426
 Extraordinary loss on retirement of debt ...                 4,089
 Increase in accounts payable
  and accruals, net of amounts
  for capital expenditures ..................                 4,021
 Increase in advances from related parties ..                 1,128
                                                           --------
       Total adjustments ....................                23,248
                                                           --------
       Net cash used in development
         stage activities ...................                (5,246)
                                                           --------

Cash flows from investing activities:
 Capital expenditures, net of
  construction accounts payable .............               (12,936)
 Decrease in deposits and other assets ......                   (60)
 Capitalization of preopening costs .........                  (340)
 Development costs ..........................                  (553)
 Net (additions to) reductions
    in restricted cash equivalents ..........                   (31)
                                                           --------
     Net cash provided by
       (used in) investing activities .......               (13,920)
                                                           --------

Cash flows from financing activities:
 Principal payments on First
    Mortgage Notes ..........................               (20,200)
 Proceeds from issuance of First
    Mortgage Notes, net of financing costs ..                30,666
 Proceeds from borrowings under
    notes payable to  related parties .......                 1,200
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ..........                 7,500
                                                           --------
     Net cash provided by financing activities               19,166
                                                           --------

     Net (decrease) increase in
         cash and cash  equivalents .........                    --

Cash and cash equivalents,
    beginning of period .....................                    --
                                                           --------

Cash and cash equivalents,
    end of period ...........................                   $-
                                                           ========
Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ..              $  5,807
                                                           ========

 Original issue discount that
    did not affect cash .....................              $  7,500
                                                           ========

 Equity contribution by Becker Gaming
    that did not affect cash ................              $  5,232
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

                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------



1)   Basis of Presentation:

     Capitol Queen & Casino, Inc. ("CQC" or the "Company") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1996.


2)    Missouri  Gaming License, Default Under  Indebtedness,
      Management's Plans, and  Going Concern:

     CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was substantially completed. CQC had also obtained the necessary permits for the land- based development portion of the project and performed certain dredging and other site preparation work.
Immediately following the Commission's decision, management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written off in the fourth quarter of the fiscal year ended June 30, 1994.

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

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996 and November 15, 1996. Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI and a guarantor of the CQC Notes, does not have funds available to advance on behalf of CQC at December 31, 1996. Further, AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes, particularly because AC is in default of covenants under the Indenture governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes").

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

2)    Missouri  Gaming License, Default Under  Indebtedness,
      Management's Plans, and  Going Concern:


     The CQC Notes are not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the CQC Indenture. The Company has the option to redeem the CQC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI consummates an initial public offering of its common stock, the Company may also redeem the CQC Notes at a premium of 108%.

     The CQC Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness.

     CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC Notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.


3)   Assets Held For Sale:

     At December 31, 1996, CQC had $7,754,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

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

            Results of Operations for the three and six-months ended
                           December 31, 1996 and 1995

     Results from operations at AC decreased for both the three and six-month periods ended December 31, 1996 compared to the same periods in 1995 as a result of decreased gaming revenues in the more recent periods. Operating expenses also decreased for both the three-month and six-month periods ended December 31, 1996, primarily as a result of reduced payroll expenses in the gaming department and reduced General and Administrative expenses associated with the maintenance and operation of the corporate airplane sold in July, 1996.

     Net revenues at AC decreased by $1,215,000, or 7.2%, from $16,951,000 to $15,736,000 for the three-month period ended December 31, 1996 compared to the three-month period ended December 31, 1995. In the same period-to-period comparison, operating expenses, including depreciation and amortization, decreased by 7.1% to $15,471,000 from $16,658,000. This resulted in a $28,000 decrease in operating income from $293,000 to $265,000 for the more recent period.

     Net revenues at AC decreased by $1,325,000, or 4.1%, from $32,422,000 to $31,097,000 for the six-month period ended December 31, 1996 compared to the six-month period ended December 31, 1995. In the same period-to-period comparison, operating expenses, including depreciation and amortization, decreased by 3.0% to $31,364,000 from $32,348,000. This resulted in a $341,000 decrease in operating income from $74,000 to an operating loss of $267,000 for the more recent period.

     The largest portion of the revenue decrease for the three-month period ended December 31, 1996 is attributable to gaming revenues, specifically, gaming machine revenues, which decreased 9.3% from $11,365,000 to $10,308,000, reflecting lower levels of play from patrons. Revenues from table games also decreased 6.0% from $1,267,000 to $1,191,000 during the 1996 three-month period and race and sports book revenues decreased $32,700 or 3.6% reflecting lessor play from patrons. Bingo revenues also decreased by $162,000 for the three-month period ended December 31, 1996 when compared to the same period of the prior year. The largest portion of the decrease in revenues for the six- month period ended December 31, 1996 is attributable to gaming revenues which decreased 7.6% from $26,533,000 to $24,525,000. Specifically, gaming machine revenues decreased $1,515,000 or 6.8% from $22,295,000 to $20,780,000. Revenues from table games decreased $30,000 or 1.2%, from $2,435,000 to $2,405,000, and revenues from the race & sports book decreased $153,000, or 9.5%, from $1,613,000 to $1,460,000.
Bingo revenues also decreased by $278,000 during the six-month period ended December 31, 1996 compared to the same period of the prior year. The decreases for both the 1996 three-month and six-month periods are the result of increased competition from surrounding hotel/casinos that appeal to Arizona Charlie's "local" patron base.

     Food and Beverage revenues increased 4.2% from $3,390,000 to $3,533,000 during the three-month period ended December 31, 1996 compared to the same period in the prior year. The increase in revenues is primarily due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in the food and beverage department are the result of casino promotion and marketing efforts to attract, reward and retain qualified patrons. For the six-month period ended December 31, 1996, food & beverage revenues increased $571,000 or 8.8% from $6,463,000 to $7,034,000 when compared to the six-month period of the prior year, also reflecting an increase primarily due to increased complimentary sales in the food and beverage departments.

     Hotel revenues increased 19.8% from $771,000 to $924,000 during the three months ended December 31, 1996 compared to the same three-month period in 1995. The increase is primarily due to an increase in occupancy and average room rates of 84% and $45.55, respectively, compared to 83 % and $40.05 in the 1995 period. During the six-month period ended December 31, 1996, hotel revenues increased by $192,000 or 12.9% from $1,493,000 to $1,685,000 compared to the same six-month period of 1995. The increased revenue is largely due to an increase in occupancy and average room rates of 88% and $42.98, respectively, compared to 84% and $38.49 in the 1995 six-month period.

     Gift shop revenues decreased 9.8% from $153,000 to $138,000 during the three-month period ended December 31, 1996 compared to the same period in 1995. During the six- month period ended December 31, 1996, gift shop revenues decreased $38,000, or 12.4%, from $307,000 to $269,000 compared to the same period in 1995. The decreases are primarily due to reducing the hours of operation in the 1996 periods.

     Other revenues, which principally include entertainment cover charges, ATM commissions, and revenues from PBX and banquets, increased 82.3% from $215,000 to $392,000 for the three-month period ended December 31, 1996 compared to the same period in 1995. During the six month period ended December 31, 1996, other revenues increased by $135,000 or 26.2% from $515,000 to $650,000 compared to the same six- month period of 1995. The increases reflect higher entertainment cover charge and banquet revenues resulting from additional concerts, banquets and boxing events that occurred in the 1996 periods.

     Gaming expenses decreased by $868,000 and $1,080,000, or 21.2% and 14.1%, from $4,100,000 and $7,638,000 to $3,232,000 and $6,558,000, respectively, for the three-month and six-month periods ended December 31, 1996 as compared to the same periods in 1995. The lower levels of expense reflect reductions in staffing levels in the slot and table games departments and decreased slot promotion expenses, most of which occurred in the 1996 three-month period.

     Food and Beverage expenses increased by $147,000 and $568,000, or 3.6% and 7.1%, from $4,140,000 and $8,015,000 to $4,287,000 and $8,583,000, respectively, for the three- month and six-month periods ended December 31, 1996 when compared to the same periods in 1995, as a result of increased food and beverage costs and an increase in salary and wages, all associated with the increase in food & beverage revenues during the 1996 periods. As a result, food and beverage expenses represented 121.3% and 122.0% of food and beverage revenues for the three-month and six-month periods ended December 31, 1996 compared to 122.1% and 124.0% of the food and beverage revenues for the same periods in 1995.

     Hotel expenses increased by $8,000 and $88,000, or 1.9% and 10.8%, from $417,000 and $816,000 to $425,000 and $904,000, respectively, for the three-month and six-month periods ended December 31, 1996 as compared to the same periods in 1995, reflecting additional repair and maintenance costs associated with the original 100 rooms built in 1988, the additional costs of room linens, and normal wage and salary increases. Net contribution by the hotel department (hotel revenues less hotel operating expenses) was $499,000 and $781,000 for the three-month and six-month periods ended December 31, 1996 as compared to $354,000 and $677,000 for the same periods in 1995.

     General and Administrative expenses decreased by $579,000 and $690,000, or 11.9% and 7.1%, from $4,876,000 and $9,674,000 to $4,297,000 and $8,984,000 respectively, for the three-month and six-month periods ended December 31, 1996 as compared to the same periods in 1995. The decreases resulted from a reduction in entertainment department costs that are associated with entertainer fees and equipment rental expense. Other decreases include reductions of staffing levels in the security, entertainment, porters and aviation departments and a reduction in expenses associated with the operation of a jet airplane which was sold in July 1996. The Company accrued management fees payable to BGI of $864,000 and $1,709,000 during the three-month and six-month periods ended December 31, 1996.

     Advertising and Promotional expenses increased by $178,000 and $291,000, or 15.6% and 12.5%, from $1,145,000 and $2,321,000 to $1,323,000 and $2,612,000 during the three- month and six-month periods ended December 31, 1996 as compared to the same period in 1995. Management believes that these increased levels of promotional expenditures in both of the 1996 periods is necessary to attract and maintain the desired customer levels, to promote the entertainment events, and support the other existing facilities throughout the property. Management believes that frequent promotions are necessary to compete with the newer hotel/casinos that are located close in proximity to AC. These newer hotel/casinos appeal and market to the Arizona Charlie's "local" patron base.

     Depreciation and Amortization decreased by $32,000 and $60,000, or 3.6% and 3.4%, from $893,000 and $1,779,000 to $861,000 and $1,719,000 during the three-month and six-month periods ended December 31, 1996 when compared to the same periods in 1995, as a result of decreased depreciation expenses associated with older assets.

     AC had other expenses of $1,732,000 and $3,444,000 for the three-month and six-month periods ended December 31, 1996 compared with $1,691,000 and $3,307,000 for the same periods in 1995. The increases reflect an adjustment to correct the calculation of interest associated with the AC Notes.

     In January, 1997 Management has taken steps to increase profitably and generate additional cash flow at AC, including down-sizing employee staffing levels and associated payroll costs in certain departments. Other operating departments have been combined to eliminate supervisory and management positions. Also, the existing restaurants and food facilities are being analyzed to determine if the current pricing structures are meeting the overall goals of attracting a sufficient number of casino patrons as designed and entertainment events including headliner concerts, lounge acts, and professional boxing matches are being reevaluated to determine if these events attract the necessary casino patrons desired. However, no assurance can be made regarding the future performance of AC. Such performance may be affected or influenced by prevailing economic conditions and financial, business and competitive factors, many which are beyond AC's control.

Income Taxes

     As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $12,600,000. Management anticipates that AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 34%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.


Liquidity and Capital Resources

     At December  31,  1996,  AC had a working  capital  deficit of  $59,940,000 compared to a working capital deficit of $58,530,000 at June 30, 1996. The decrease in working capital in the amount of $1,410,000 was caused primarily by increased accrued interest on the AC Notes and accrued management fees payable to BGI.

     For the six-month period ended December 31, 1996, cash provided by operating activities increased approximately $1,987,000 to $2,449,000, from $462,000 for the same period in 1995. The increase in the 1996 period is primarily attributable to the increased accrued interest on the AC Notes, partially offset by the increase net loss for the current period.

     For the six-month period ended December 31, 1996, net cash used in investing activities increased to $1,953,000 for the six-month period ended December 31, 1996 compared with $790,000 for the same period in 1995. The increase of $1,163,000 was caused primarily by a $417,000 increase in related party receivable, an increase in capital expenditures of $122,000 and an increase in management fee receivable of $642,000.

     Cash flows used in financing activities for the six- month period ended December 31, 1996 was $117,000, reflecting payments on notes payable and capital leases. For the six-month period ended December 31, 1995, cash flows used in financing activities was $124,000.

     AC's long-term obligations, approximately $5,019,000 at December 31, 1996, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

     On November 15, 1996, AC made an interest payment due on the AC Notes in the amount of $1,100,000, an amount equal to one-third of the required due. On December 16, 1996 another one-third of the interest due in the amount of $1,100,000 was paid. The remainder of the interest was paid on January 15, 1997.

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

     In addition, AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. CQC was not able to make its scheduled interest payments of $1,200,000 due on each of November 15, 1995, May 15, 1996 and November 15, 1996, and AC did not have funds available to advance on behalf of CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan, however, an agreement has not yet been reached. As a result of a September 1994 ruling of the Missouri Gaming
Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and past due interest thereon. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and past due interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and past due interest thereon, AC will be obligated under its guarantee of the CQC Notes to fund the shortfall.

     Moreover, because it has not yet effected the sale of its assets, CQC is in default of the Indenture governing the CQC Notes. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. AC would then be obligated under its guarantee to pay the CQC Notes but is not expected to have the resources to satisfy such obligation should it materialize. A default by AC under its guarantee would also give the holders of 25% or more in principal amount of the AC Notes the ability to accelerate the AC Notes. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern.

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

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat, and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.


Sunset Coin, Inc.
-----------------

General

     SC derives its revenues and profits largely from its gaming machine route pursuant to participation contracts and, to a lesser extent, space leases. Under its participation contracts, SC pays a percentage of the net win (amounts wagered less winnings paid) from its gaming machines to the site owner. The balance is retained by SC. Under its space leases, SC pays the site owner a fixed space rental fee and retains all of the net win. SC gaming revenues under participation contracts represent SC's share of the net win after payments to the location, and under space leases represent all revenues before lease payments, which are treated as expenses. A majority of SC's gaming machines are installed at locations controlled by the shareholders and the contracts with such locations are expected to be renewed as a matter of general course.

     In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with six Becker Gaming Group ("BGG") locations and one additional location owned by an unrelated party, which are expected to be renewed in general course except for Charlie's Saloon (a BGG bar) which discontinued its operations on April 21, 1996.


            Results of operations for the three and six-months ended
                           December 31, 1996 and 1995

     SC's results of operations declined for the three and six-month periods ended December 31, 1996 compared to the same periods in the prior year despite higher revenues which increased by 4.3% to $669,000 for the three-month period and by 1.4% to $1,299,000 for the six-month period. The increase in revenues is attributable to the addition of one participation location.

     The total number of gaming machines operated during both the three and six-month periods ended December 31, 1996 were 382 compared to 388 in the prior year. The total number of gaming machines from the BGG locations that are serviced by SC was 115, as compared to 130 in the same periods last year due to the discontinued operation of the aforementioned BGG bar. Slot service fees from BGG for the three-month and six-month periods ended December 31, 1996 decreased to $21,000 and $42,000, from $24,000 and $48,000 for the same periods in the prior year.

     Gaming machine route expenses for the three-month and six-month periods ended December 31, 1996 increased by 11.1% to $341,000 and by 12.1% to $688,000 when compared to the same periods in the prior year reflecting increased salaries and wages and associated taxes due to the transfer of management and security personnel from BGI to SC, normal wage and payroll tax increases, and increase in repairs and maintenance of slot machines.

     General and administrative expenses for the three-month period decreased by 22.2% to $7,000 from $9,000, and for the six-month period increased by 11.1% to $30,000 from $27,000, reflecting decreases in professional fees for the three-month period and increased office expenses for the six- month period.

     Management fees increased by 6.1% and 1.5% to $35,000 and $68,000 for the three-month and six-month periods ended December 31, 1996 when compared to the same periods in the prior year attributed to higher revenues in the more recent periods.

     Depreciation and amortization decreased by 5.3% and 4.7% to $72,000 and $142,000 for the three-month and six- month periods ended December 31, 1996, reflecting decreased depreciation and amortization costs associated with the April 1996 closing of a BGG bar. SC abandoned furniture, fixtures and equipment contained in this bar.

     During the three-month and six-month periods ended December 31, 1996, SC had other expenses (net of other income) of approximately $21,000 and $41,000 compared to $49,000 and $86,000 for the same periods in 1995. The decrease is attributable to reduced interest expense relating to four notes payable paid in various months for the previous year ended June 30, 1996, for existing locations.

Income Taxes

     As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month and six-month periods ended December 31, 1996 amounted to $57,000 and $96,000 from $57,000 and $115,000 in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.

Liquidity and Capital Resources

     Cash provided by operating activities for the six-month period ended December 31, 1996 decreased to $513,000 from $578,000 for the six-month period ended December 31, 1995, mostly due to a net decrease in operating liabilities of $40,000 and depreciation and amortization of $7,000 offset by an increase in net income of $11,000.

     Cash flows used in investing activities for the six- month period ended December 31, 1996 decreased to $155,000 from $258,000 reflecting a decrease in capital expenditures of $186,000, and a decrease in repayments of notes receivable of $8,000, offset by increases in related party notes receivable and advances to related parties of $10,000 and $53,000 respectively.

     Cash flows used in financing activities for the six- months ended December 31, 1996 decreased by $170,000 compared to same period in the prior year due to the expiration of a line of credit on October 20, 1996.

     Apart from its anticipated obligation with respect to the AC Notes, SC's indebtedness includes the stockholder notes and notes collateralized by its gaming equipment and other assets. The stockholder notes aggregate $3,000,000 in principal amount, bear interest at an annual rate of 10% and mature January 2001. The collateralized notes bears interest at annual rates of approximately 10.89% in the case of fixed rate loans, or at prime plus 1.5% in the case of a collateralized line of credit, the outstanding aggregate balance of which, $272,000 was converted to a term note at July 1, 1994, with monthly payments through June 1998. SC was able to request advances through October 20, 1996 at which time the Company's right to receive advances under the agreement was terminated. In addition, SC had term notes of $627,000 due at various dates through April 2001, having interest at prime plus 1.5%.

     SC's management believes that its cash generated by operations to meet its projected needs for existing operations will be sufficient for limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. SC has guaranteed the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of 2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earnings.

     AC may have liability under its guarantee of the CQC Notes beyond that which it could immediately support, AC may be in default of the AC Notes and SC, as guarantor of the AC Notes, would have liability under its guarantee. Such liability would likely exceed the amount which SC could immediately support.


Capitol Queen & Casino, Inc.
----------------------------

             Analysis of Development Stage Activities for the period January 20, 1993 (the date of inception) through
                                December 31, 1996

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

     As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At December 31, 1996, approximately $30,000 remained in the escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

     The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi- annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, and November 15, 1996. Further, AC does not have available funds to advance on behalf of CQC. The management of AC and CQC are currently in discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

     During the period from inception through December 31, 1996, CQC had total operating expenses of $13,678,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at June 30, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an additional abandonment loss of $4,392,000 in the 1996 fiscal year. Also included in operating expenses are amortization expense of $1,407,000 associated with debt issue costs and $1,845,000 of project development costs. For the same period, CQC incurred $12,675,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,265,000 for the period from inception to December 31, 1996.


Liquidity and Capital Resources

     For the period from inception through December 31, 1996, net cash used in development stage activities was $5,246,000. Cash flows used in investing activities for the period was $13,920,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At January 31, 1997, CQC had expended a total of approximately $21,600,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

     CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $3,600,000 at December 31, 1996. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Moreover, CQC because it has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. CQC is not expected to engage in any activities after the sale of its assets, although it may continue to pursue legal relief with respect to the injury caused by the ruling of Missouri Gaming Commission. The cost of pursuing such relief is expected to be borne by Becker Gaming, Inc.


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

     On March 23, 1995, the Missouri Attorney General filed misdemeanor charges against CQC and Bruce Becker alleging they knowingly made false statements on CQC's gaming license application. CQC and Mr. Becker vehemently denied the charges and launched a vigorous defense. On July 25, 1995, the Circuit Court for St. Louis County, Missouri, dismissed the charges, ruling that they did not state an offense, that the Attorney General lacked authority to bring them, and that they were filed after the statute of limitations had expired. On July 28, 1995, the Attorney General filed an appeal in the Missouri Court of Appeals for the Eastern District. CQC's and Bruce Becker's motions to dismiss the appeals as untimely filed were summarily denied on August 14, 1995. On April 16, 1996, in a 2-1 decision, a panel of the Missouri Court of Appeals reversed the Circuit Court's dismissal. The Missouri Supreme Court then exercised its discretion to review the case, and on January 27, 1997 the Missouri Supreme Court issued its ruling in favor of CQC and Bruce Becker, holding that the prosecutions sought by the Attorney General were barred by the applicable statute of limitations. Accordingly, the Attorney General, or any other Missouri prosecutor, is precluded from any further pursuit of the misdemeanor charges levied against CQC and Bruce Becker in this matter.

Item 6.  Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on form 8-K during the three-months ended December 31, 1996.
================================================================================
                                   SIGNATURES

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





Date:    February 14, 1997                   /S/ Bruce F. Becker
         ---------------------              -------------------

                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer(Principal Executive Officer)






Date:    February 14, 1997                   /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)
================================================================================