Form 10-Q
period 1998-03-31
BECKER GAMING INC
filed 1998-05-20
CIK 920376

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

                 For the quarterly period ended: March 31, 1998

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

                                                  Outstanding at
Class of common stock                            April 30, 1998
---------------------                             --------------
  $.01 par value                                10,000,000 shares

===============================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                                                        Page

BECKER GAMING, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets as of March 31, 1998 and
        June 30, 1997 ..................................................  1
    Consolidated Statements of Operations and Retained Earnings
        (Deficit) for the Three-Month Periods Ended
        March 31, 1998 and 1997 and for the Nine-Month Periods
        Ended March 31, 1998 and 1997 ..................................  2
    Consolidated Statements of Cash Flows for the Nine-Month
        Periods Ended March 31, 1998 and 1997 ..........................  3
    Notes to Consolidated Financial Statements .........................  4

ARIZONA CHARLIE'S, INC
    Balance Sheets as of March 31, 1998 and June 30, 1997............... 10
    Statements of Operations and Retained Earnings (Deficit) for the
        Three-Month Periods Ended March 31, 1998
        and 1997 and for the Nine-Month Periods Ended
        March 31, 1998 and 1997..........................................11
    Statements of  Cash Flows for the Nine-Month Periods
        Ended March 31, 1998 and 1997....................................12
    Notes to Financial Statements........................................13

SUNSET COIN, INC
    Balance Sheets as of March 31, 1998 and June 30, 1997................19
    Statements of Income and Retained Earnings for the Three-Month
        Periods Ended March 31, 1998 and 1997 and for the
        Nine-Month Periods Ended March 31, 1998 and 1997.................20
    Statements of Cash Flows for the Nine-Month Periods Ended
        March 31, 1998 and 1997..........................................21
    Notes to Financial Statements........................................22

CAPITOL QUEEN & CASINO, INC
    Balance Sheets as of March 31, 1998 and June 30, 1997................27
    Statements of Loss Incurred During the Development Stage
        for the Three-Month Periods Ended  March 31, 1998
        and 1997 and for the Nine-Month Periods Ended March
        31, 1998 and 1997 and for the period  from  January 20,
        1993 (the date of inception) through March 31, 1998..............28
    Statements of Cash Flows for the for Nine-Month Periods Ended
        March 31, 1998 and 1997  and for the period from January 20,
        1993 (the date of inception) through March 31, 1998..............29
    Notes to Financial Statements........................................30


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

Part II.  Other Information
    Item 1  Legal Proceedings.............................................45
    Item 5  Other Information ............................................47
    Item 6  Exhibits and Reports on Form 8-K..............................47

Signatures................................................................48

================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS


                                                      March 31,        June 30,
                                                        1998              1997
                                                    ------------    ------------
                                                    (Unaudited)

Current assets:

 Cash and cash equivalents .......................      $ 10,015       $  7,394
 Restricted cash, in escrow account ..............            42             41
 Trade and other accounts receivable .............           974            374
 Current portion of receivables from
   related parties ...............................            24             22
 Inventories .....................................           697            665
 Prepaid expenses ................................         1,003          1,119
 Current portion of notes receivable .............           214            256
 Assets held for sale ............................            --            382
                                                        --------       --------
     Total current  assets .......................        12,969         10,253
                                                        --------       --------
Property and equipment:
 Land improvements ...............................         1,628          1,628
 Building and improvements .......................        38,284         38,284
 Leasehold improvements ..........................         1,411            663
 Furniture and equipment .........................        30,302         29,013
                                                        --------       --------
                                                          71,625         69,588

 Less, accumulated depreciation ..................       (22,402)       (21,266)
                                                        --------       --------
                                                          49,223         48,322
 Land ............................................           208            208
 Construction in progress ........................            --            443
                                                        --------       --------
     Net property and  equipment .................        49,431         48,973
                                                        --------       --------

Other assets:

 Assets held for sale ............................         6,454          7,754
 Notes receivable, less current portion, net .....           455            268
 Receivables from related parties, less
   current portion ...............................           165            165
 Deposits and other ..............................         1,750          1,187
 Financing costs, net ............................         1,901          2,409
                                                        --------       --------
     Total other assets ..........................        10,725         11,783
                                                        --------       --------
     Total assets ................................      $ 73,125       $ 71,009
                                                        ========       ========
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                     March  31,        June 30,
                                                         1998             1997
                                                   ------------     ------------
                                                     (Unaudited)

Current  liabilities:
 Trade accounts payable ..........................      $  1,267       $  1,355
 Construction accounts payable ...................            --            443
 Accrued interest ................................            --          9,998
 Accrued expenses ................................         4,579          3,125
 Notes payable ...................................           120            106
 Current portion of subordinated notes
   payable to stockholders .......................           800            800
 Current portion of long term debt ...............           281            887
 Long-term debt classified as current due to
   default under covenants, net unamortized
   original issue discount of $2,092 .............            --         72,908
 Current portion of obligations
   under capital leases ..........................           197            138
                                                        --------       --------
     Total current liabilities ...................         7,244         89,760

Prepetition liabilities not subject to compromise:
 Current portion of capital lease obligations ....            26           --
 Current portion of long-term debt ...............         1,156           --
 Capital lease obligations, less current portion .            67           --
 Long-term debt, less current portion ............           957           --
                                                         --------       --------
     Total prepetition liabilities of wholly owned
       subsidiaries not subject to compromise ....         2,206           --

Prepetition liabilities subject to compromise:
 Trade accounts payable ..........................         2,273           --
 Accrued interest ................................        14,923           --
 Long-term debt classified as current due to
   default under covenants, net of unamortized
   original discount of $1,725 ...................        73,275           --
 Subordinated notes payable to stockholders,
   less current portion ..........................         5,000           --
                                                         --------       --------
     Total prepetition liabilities of wholly
       owned subsidiaries subject to compromise ..        95,471           --

Long-term debt, less current portion .............         1,711          2,314
Subordinated notes payable to stockholders, less
  current portion ................................         3,000          8,000
Obligations under capital leases, less current
  portion .......................................             28             98
                                                        --------       --------
     Total liabilities ...........................       109,660        100,172
                                                        --------       --------

Commitments and contingencies Stockholders'
 equity (deficit):
 Common stock, $.01 par value, 20,000,000 shares
   authorized, 10,000,000 shares issued and
   outstanding ...................................           100            100
 Preferred stock, $1 par value, 5,000,000 shares
   authorized, none issued and outstanding .......          --             --
 Additional paid-in capital ......................         9,006          9,006
 Retained earnings (deficit) .....................       (45,641)       (38,269)
                                                        --------       --------
     Total stockholder's equity (deficit) ........       (36,535)       (29,163)
                                                        --------       --------
     Total liabilities and
     stockholder's equity (deficit) ..............      $ 73,125       $ 71,009
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

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                       1998              1997
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     15,051      $     13,929
   Food and beverage .......................            4,323             4,344
   Hotel ...................................              777               854
   Gift shop ...............................              206               135
   Other ...................................              302               191
                                                 ------------      ------------
        Gross revenues .....................           20,659            19,453
Less, promotional allowances ...............           (1,919)           (2,355)
                                                 ------------      ------------
        Net revenues .......................           18,740            17,098

Operating expenses:
   Gaming ..................................            5,175             4,614
   Food and beverage .......................            4,718             4,073
   Hotel ...................................              372               329
   Gift shop ...............................              184               137
   Advertising and promotion ...............            1,240             1,124
   General and administrative ..............            4,535             4,910
   Rent expense paid to related party ......              101               105
   Depreciation and  amortization ..........            1,110             1,031
                                                 ------------      ------------
        Total operating expenses ...........           17,435            16,323
                                                 ------------      ------------
        Operating income ...................            1,305               775
                                                 ------------      ------------
Other income (expenses):
   Development costs and abandonment losses.           (1,349)             ( 41)
   Interest income .........................               --                41
   Interest expense (contractual interest for
     wholly owned subsidiaries for the three
     and nine-month periods ended March 31,
     1998 of $3,093 and $9,228, respectively)            (943)           (2,925)

   Other, net ..............................                5                75
                                                 ------------      ------------
        Total other income (expense) .......           (2,287)           (2,850)
                                                 ------------      ------------

        Loss before income taxes and
          reorganization items .............             (982)           (2,075)
Reorganization items of wholly owned
  subsidiaries .............................             (192)               --
        Loss before income taxes ...........     ------------      ------------
Provision for income taxes .................           (1,174)           (2,075)
                                                 ------------      ------------
        Net loss ...........................           (1,174)           (2,075)

        Retained earnings (deficit),
        beginning of period ................          (44,467)          (32,242)
                                                 ------------      ------------

        Retained earnings (deficit),
        end of period ......................     $    (45,641)     $    (34,317)
                                                 ============      ============

Basic and siluted earnings per common share:

        Net loss per share of
        common stock .......................     $      (0.12)     $      (0.21)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                    Nine Months Ended March 31,
                                                         1998              1997
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     42,117      $     42,828
   Food and beverage .......................           12,647            13,665
   Hotel ...................................            2,265             2,540
   Gift shop ...............................              573               404
   Other ...................................              931               756
                                                 ------------      ------------
        Gross revenues .....................           58,533            60,193
Less, promotional allowances ...............           (5,793)           (7,641)
                                                 ------------      ------------
        Net revenues .......................           52,740            52,552

Operating expenses:
   Gaming ..................................           14,307            11,078
   Food and beverage .......................           13,738            16,027
   Hotel ...................................            1,114             1,325
   Gift shop ...............................              501               387
   Advertising and promotion ...............            3,640             3,846
   General and administrative ..............           15,355            15,413
   Rent expense paid to related party ......              360               316
   Depreciation and amortization ...........            3,287             3,082
                                                 ------------      ------------
        Total operating expenses ...........           52,302            51,474
                                                 ------------      ------------
        Operating income ...................              438            (1,078)
                                                 ------------      ------------
Other income (expenses):
   Development costs and abandonment losses.           (1,567)             (175)
   Interest income .........................               46               109
   Interest expense (contractual interest for
     wholly owned subsidiaries for the three
     and nine-month periods ended March 31,
     1998 of $3,093 and $9,228, respectively)          (6,039)             (943)

   Other, net ..............................               45               116
                                                 ------------      ------------
        Total other income (expense) .......           (7,515)           (8,292)
                                                 ------------      ------------
        Loss before income taxes and
          reorganization items .............           (7,077)           (7,214)
Reorganization items of wholly owned
  subsidiaries .............................             (295)               --
                                                 ------------      ------------
        Loss before income taxes ...........           (7,372)           (7,214)
Provision for income taxes .................               --                --
                                                 ------------      ------------
        Net loss ...........................           (7,372)           (7,214)

        Retained earnings (deficit),
        beginning of period ................          (38,269)          (27,103)
                                                 ------------      ------------

        Retained earnings (deficit),
        end of period ......................     $    (45,641)     $    (34,317)
                                                 ============      ============

Basic and siluted earnings per common share:

        Net loss per share of
        common stock .......................     $      (0.74)     $      (0.72)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended March 31,
                                                             1998          1997
                                                         --------      --------
Cash flows from operating activities:
  Net loss .........................................     $ (7,372)     $ (7,214)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization .................        3,287         3,082
     Amortization of original issue discount .......          367           406
     Provisions for losses on receivables...........          135            72
     (Gain) loss on sale of assets .................           (1)            1

(Increase) decrease in operating assets:
    Receivables ....................................         (594)         (123)
    Receivables from related parties ...............           (2)           (4)
    Inventories ....................................          (32)           25
    Prepaid expenses ...............................          116           210
    Deposits and other assets ......................          611          (142)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
      expenditures .................................        1,438          (363)
    Accrued expenses ...............................        1,454         4,478
    Accrued interest ...............................        4,925            --
                                                         --------      --------
            Total adjustments ......................       11,704         7,642
                                                         --------      --------
        Net cash provided by (used in)
        operating activities .......................        4,332           428
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures, net of amounts in
    accounts payable ...............................         (953)         (577)
  Proceeds from sale of equipment ..................          247         3,240
  Issuance of notes receivable .....................         (384)           (4)
  Increase in investment in prospective ventures....           --          (751)
  Payments of notes receivable .....................          239            76
                                                         --------      --------
    Net cash provided by (used in)
     investing activities ..........................       (1,155)        1,984
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from notes payable ......................          158           349
  Payments under notes payable .....................         (849)         (467)
  Payments under capital lease obligations .........         (169)       (1,814)
                                                         --------      --------
    Net cash used in financing activities                    (860)       (1,932)
                                                         --------      --------
    Net increase in cash and cash equivalents ......        2,621           480
Cash and cash equivalents, beginning of period .....        7,394         6,745
                                                         --------      --------
Cash and cash equivalents, end of period ...........     $ 10,015      $  7,225
                                                         ========      ========

Supplemental cash flow disclosures:

   Interest paid, net of amount capitalized ........     $    558      $  5,934
                                                         ========      ========
Assets acquired through issuance of long-term debt
  capital leases and accounts payable ..............     $  2,164     $    114
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

                      BECKER GAMING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -------------


1)   Basis of Presentation:

The accompanying consolidated financial statements of Becker Gaming, Inc. ("BGI" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The accompanying unaudited consolidated financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


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

During the course of the bankruptcy proceeding AC has been involved in litigation with certain of its creditors. Specifically, the holders of the CQC Notes (as defined in Note 3) asserted a claim against AC under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sale of CQC's assets are applied to the CQC Notes. On November 14, 1997, AC filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. The litigation presently is in the discovery phase. A trial to determine the amount (if any) of liability under the AC Limited Guaranty is scheduled to begin before the Bankruptcy Court on August 17, 1998.

In addition, holders of the AC Notes (as defined in Note 3) claim a valid and enforceable lien in all of AC's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, AC filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. The Bankruptcy Court conducted an initial hearing on April 3, 1998, and indicated an intention to value the liens of the holders of the AC Notes at the hearing of confirmation of the Competing Plans (as defined below).

Currently pending before the Bankruptcy Court in the AC Bankruptcy Case are three competing plans of reorganization: (i) a plan of reorganization filed by AC on February 17, 1998 (as amended, "the Debtor's Plan"); (ii) a plan of reorganization filed by Fertitta Enterprises and Station Casinos on May 8, 1998 (as amended, the "Station Plan"); and (iii) a plan of reorganization filed on May 8, 1998 by High River Limited Partnership, an entity owned and controlled by Carl Icahn (as amended, the "High River Plan"). Disclosure statements accompanying the Debtor's Plan, the Station Plan, and the High River Plan (collectively, the "Competing Plans") were approved by the Bankruptcy Court following a hearing held on May 15, 1998. As a consequence, creditors will be asked to vote on the Competing Plans in the near future, and the Bankruptcy Court has set a confirmation hearing on the Competing Plans scheduled to begin on June 18, 1998. Set forth in the table below is a comparison of the significant terms of the Competing Plans.



================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================
                                                 Debtor's Plan
--------------------------------------------------------------------------------
   Conditions to                                 Entry of
   Confirmation of Plan                          Confirmation Order
--------------------------------------------------------------------------------

   Additional Conditions
   to the Effective Date   (NOTE: PROPONENTS     Gaming Approval
   of the Plan             MAY WAIVE ONE OR      New Value
                           MORE CONDITIONS)      Contribution Made
                           (NOTE:  PAYMENT OF    (due 30 days after
                           UNSECURED CREDITORS   entry of the
                           ARE NOT CONDITIONED   Confirmation Order)
                           UPON OR TIED TO       Confirmation Order
                           EFFECTIVE DATE)       entered and in
                           (NOTE:  IF ITS PLAN   effect
                           IS CONFIRMED, HIGH
                           RIVER MAY CLOSE THE
                           CASINO FOR A PERIOD
                           OF TIME IF UNABLE TO
                           RENEGOTIATE OR
                           OBTAIN  CERTAIN  LEASES)
                           (NOTE:  DEBTOR'S  ABILITY
                           TO MAKE  PAYMENTS
                           REQUIRED  BY ITS PLAN IS
                           SUBJECT  TO RECEIPT  OF
                           FUNDS  UNDER  ITS LOAN
                           COMMITMENT  FROM UNITED
                           HEALTHCARE FINANCIAL SERVICES,
                           INC.)
--------------------------------------------------------------------------------
 Administrative Claims     $1,000,000-           Unless otherwise
                           $1,500,000            agreed in writing by
                                                 the Creditor, or
                                                 unless otherwise
                                                 ordered by the
                                                 Court:  100% on the
                                                 later of (a) the
                                                 Effective Date; or
                                                 (b) the date allowed
                                                 by final order
                                                 (Class 1-unimpaired)
--------------------------------------------------------------------------------
   Priority Unsecured      0                     Same as Class 1
   Claims                                        (Class 2-unimpaired)
--------------------------------------------------------------------------------
   Secured Tax Claims      0                     100% plus interest
                                                 at 8% per annum,
                                                 semi-annual payments
                                                 commencing six
                                                 months after the
                                                 Effective Date
                                                 (Class 3-impaired)
--------------------------------------------------------------------------------
   Priority Tax Claims     $511,000              100%, to be paid (at
                                                 Debtor's  option)  in cash upon
                                                 later of Effective Date or date
                                                 claim is allowed;  or quarterly
                                                 payments  with  interest  at 8%
                                                 (or   rate   allowed   by   the
                                                 Bankruptcy   Court)   over  six
                                                 years from date of  assessment,
                                                 with payments commencing at the
                                                 end  of  the   first   calendar
                                                 quarter   after  the  Effective
                                                 Date. (Class 4-unimpaired)
--------------------------------------------------------------------------------
   AC Noteholder Claims    $55,000,000           Each holder shall
                           (principal)           have the option of
                                                 receiving  either:  (1) payment
                                                 on the  Effective  Date  of pro
                                                 rata  share of the value of the
                                                 Noteholders'  Secured Claim, as
                                                 determined  by  the  Bankruptcy
                                                 Court  (estimated by the Debtor
                                                 at $43,000,000) plus payment of
                                                 either    (i)    10%   of   the
                                                 deficiency  balance  in cash on
                                                 the Effective date; or (ii) the
                                                 full  amount of the  deficiency
                                                 balance  five  years  after the
                                                 Effective  Date  (estimated  by
                                                 the  Debtor  at   $19,000,000),
                                                 with  interest only payments at
                                                 the  rate of  5.75%  per  annum
                                                 commencing  18 months after the
                                                 Effective  Date; or (2) payment
                                                 of   pro    rata    share    of
                                                 $55,000,000 in  satisfaction of
                                                 all  claims.  (Class  5 and 10-
                                                 impaired)
--------------------------------------------------------------------------------
   Gaming Equipment        $2,374,000            Post-petition
   Secured Claims                                payments brought
                                                 current on the  Effective  Date
                                                 and maintained thereafter; pre-
                                                 petition   arrears  along  with
                                                 recoverable  costs and expenses
                                                 (including reasonable attorneys
                                                 fees) paid in six equal monthly
                                                 installments,  with interest at
                                                 8%, commencing on the first day
                                                 of  the  month   following  the
                                                 Effective      Date      (Class
                                                 6-impaired)
--------------------------------------------------------------------------------
   Other Secured Claims    0                     Same as Class 6
                                                 (Class 7-impaired)
--------------------------------------------------------------------------------
   General (Trade)         $2,000,000            100% 11 days after
   Unsecured Claims                              entry of
                                                 Confirmation Order
                                                 (Class 9-impaired)
--------------------------------------------------------------------------------
   Other Unsecured Claims  $270,000-$320,000     100% 11 days after
                                                 entry of
                                                 Confirmation Order
                                                 with limitations
                                                 ($2,500-vehicular
                                                 injury; $25,000-non-
                                                 vehicular injury)
                                                 plus right to
                                                 recover balance of
                                                 claim from available
                                                 insurance proceeds
                                                 (Class 11-impaired)
--------------------------------------------------------------------------------
   AC Affiliates           $7,000,000            No distribution-
   Unsecured Claims                              claims contributed
                                                 as part of new value
                                                 contribution
                                                 (Class 12-impaired)
--------------------------------------------------------------------------------
   CQC Noteholders         $27,000,000           If Claim Allowed,
   Guaranty Claim                                Holder may elect to
                                                 receive 10% on  Effective  Date
                                                 (equivalent     of     up    to
                                                 $2,700,000)  or 100% five years
                                                 after the Effective  Date, with
                                                 interest   from  the  Effective
                                                 Date  at   5.57%   (semi-annual
                                                 interest      only     payments
                                                 commencing  18 months after the
                                                 Effective     Date)     (Debtor
                                                 estimates  claims at $0) (Class
                                                 13-impaired)
--------------------------------------------------------------------------------
   Equity Interests        N/A                   Retained in exchange
                                                 for release of Class
                                                 12 claims plus
                                                 $1,500,000 new value
                                                 contribution (which
                                                 includes $385,000
                                                 loan commitment fee
                                                 advanced)
--------------------------------------------------------------------------------


================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                            High River's Plan
--------------------------------------------------------------------------------
Conditions to                               Confirmation Order
Confirmation of Plan                        final and non-
                                            appealable
                                            Regulatory Approval
                                            (including gaming)
                                            Appointment of
                                            Interim Operating Trustee
--------------------------------------------------------------------------------

Additional
Conditions to the     (NOTE: PROPONENTS     Gaming Approval
Effective Date of     MAY WAIVE ONE OR      Execution of lease
the Plan              MORE CONDITIONS)      with a qualified
                      (NOTE:  PAYMENT OF    gaming operator
                      UNSECURED CREDITORS   Confirmation Order
                      ARE NOT CONDITIONED   Effective
                      UPON OR TIED TO
                      EFFECTIVE  DATE)
                      (NOTE:  IF ITS  PLAN
                      IS CONFIRMED, HIGH
                      RIVER MAY CLOSE THE
                      CASINO FOR A PERIOD OF
                      TIME IF UNABLE TO
                      RENEGOTIATE  OR OBTAIN
                      CERTAIN LEASES)
                      (NOTE:  DEBTOR'S
                      ABILITY TO MAKE PAYMENTS
                      REQUIRED BY ITS PLAN IS
                      SUBJECT TO RECEIPT OF
                      FUNDS UNDER ITS LOAN
                      COMMITMENT FROM UNITED
                      HEALTHCARE FINANCIAL
                      SERVICES, INC.)
--------------------------------------------------------------------------------
Administrative        $1,000,000-           Unless otherwise
Claims                $1,500,000            agreed in writing
                                            between Reorganized
                                            Debtor and Claimant:
                                            100% on the later of
                                            (a) the Effective
                                            Date; or (b) the
                                            date allowed by
                                            final order (Certain
                                            Administrative
                                            Claimants must file
                                            claim or request for
                                            payment within 30
                                            days after the
                                            Effective Date)
                                            (Class 1-unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured    0                     Unless otherwise
Claims                                      ordered by the Court-
                                            Same as Class 1
                                            (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims    0                     100%, to be paid (at
                                            option of Reorganization  Debtor) in
                                            cash  on  the  Effective   Date;  in
                                            semi-annual  payments  over 5  years
                                            commencing  on the  Effective  Date,
                                            with   interest   at   8%;   or   as
                                            determined   by  the  Court   (Class
                                            3-unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims   $511,000              100%, to be paid (at
                                            option  of  Reorganized  Debtor)  in
                                            cash on Effective Date; in quarterly
                                            payments over six years from date of
                                            assessment  commencing  on Effective
                                            Date;  or as determined by the Court
                                            (Class 4-unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims  $55,000,000           96% of face value of
                      (principal)           notes in cash
                                            (equivalent of
                                            $52,800,000, to be
                                            paid on Effective
                                            Date or as soon
                                            thereafter as
                                            practicable, with no
                                            payment of any
                                            deficiency balance
                                            (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment      $2,374,000            No claims in Class
Secured Claims                              6; reorganized
                                            Debtor  will  assume  all  contracts
                                            relating to Gaming Equipment Vendors
                                            Claims as executory contracts on the
                                            Effective   Date;   all   pre-   and
                                            post-petition  arrears  paid  eleven
                                            days  after  Confirmation  Date,  or
                                            plan proponent will acquire pre- and
                                            post-petition claims at 100% of face
                                            amount and pay the net present value
                                            of the  balance  of  the  underlying
                                            contract. (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims  0                     Included in Class 6
General (Trade)       $2,000,000            100% 11 days after
Unsecured Claims                            entry of
                                            Confirmation Order
                                            (Class 7-impaired)
--------------------------------------------------------------------------------
Other Unsecured       $270,000-$320,000     100% 11 days after
Claims                                      entry of
                                            Confirmation  Order with limitations
                                            ($2,500-vehicular            injury;
                                            $25,000-non-  vehicular injury) plus
                                            right to  recover  balance  of claim
                                            from  available  insurance  proceeds
                                            (Class 8-impaired)
--------------------------------------------------------------------------------
AC Affiliates         $7,000,000            No distribution
Unsecured Claims                            (Class 10-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class  does not
                                            vote)
--------------------------------------------------------------------------------
CQC Noteholders       $27,000,000           Pro rata share of
Guaranty Claim                              $1,500,000 and
                                            waiver of Debtor's
                                            Claims against CQC
                                            (Class 9-impaired)
--------------------------------------------------------------------------------
Equity Interests      N/A                   No distribution
                                            (Class 11-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class does not vote)
--------------------------------------------------------------------------------



================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                                 Station's Plan
--------------------------------------------------------------------------------
Conditions to                                    Entry of
Confirmation of Plan                             Confirmation Order
--------------------------------------------------------------------------------



Effective Date of the Plan      PROPONENTS MAY   Confirmation
                                WAIVE ONE OR     Order final
                                MORE             No stay of
                                CONDITIONS)      Confirmation
                                (NOTE:  PAYMENT  Order
                                OF UNSECURED     Debtor, Debtor
                                CREDITORS ARE    in Possession,
                                NOT CONDITIONED  Reorganized
                                UPON OR TIED TO  Debtor, and
                                EFFECTIVE DATE)  Proponents have
                                (NOTE:  IF ITS   executed and
                                PLAN IS          delivered all
                                CONFIRMED, HIGH  documents
                                RIVER MAY CLOSE  necessary  to
                                THE  CASINO FOR  effectuate Plan
                                A PERIOD OF      (manner and
                                TIME IF UNABLE   form in sole
                                TO RENEGOTIATE   discretion of
                                OR OBTAIN        Proponents)
                                CERTAIN LEASES)  Proponent's
                                (NOTE:           contribution of
                                DEBTOR'S         cash necessary
                                ABILITY TO MAKE  to satisfy all
                                PAYMENTS         cash payments
                                REQUIRED BY      under the Plan
                                ITS PLAN IS      Debtor's
                                SUBJECT TO       satisfaction of
                                RECEIPT OF       Minimum Gaming
                                FUNDS UNDER ITS  Reserve
                                LOAN COMMITMENT  Requirement
                                FROM UNITED      Leases with
                                HEALTHCARE       various Becker
                                FINANCIAL        entities to
                                SERVICES, INC.)  have been
                                                 renegotiated      or      other
                                                 satisfactory   arrangements  to
                                                 have  been  made   (subject  to
                                                 approval in sole  discretion of
                                                 Proponents)  Proponents to have
                                                 obtained     all      requisite
                                                 corporate  authority,  consents
                                                 and   approvals   No   material
                                                 adverse   changes  in  Debtor's
                                                 business,  assets,  liabilities
                                                 or operations
--------------------------------------------------------------------------------
Administrative Claims           $1,000,000-      100% up to an
                                $1,500,000       aggregate of
                                                 $1,000,000  (which  cap  may be
                                                 increased by Proponents) on the
                                                 later  of  (a)  the   Effective
                                                 Date;  (b) the  date of a final
                                                 order  allowing  the claim;  or
                                                 (c) the  date  due  outside  of
                                                 bankruptcy       (Class      1-
                                                 unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured Claims       0                Same as Class 1
                                                 or as ordered
                                                 by the court
                                                 (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims              0                Paid in full or
                                                 brought current
                                                 by the
                                                 Effective Date
                                                 (Class 3- unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims             $511,000         Unless
                                                 otherwise
                                                 agreed, 100%
                                                 either on the
                                                 Effective Date
                                                 or quarterly
                                                 payments with
                                                 interest at 8%
                                                 commencing at
                                                 the end of the
                                                 first quarter
                                                 after the
                                                 Effective Date
                                                 and concluding
                                                 six years after
                                                 date of
                                                 assessment
                                                 (Class 4-
                                                 unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims            $55,000,000      Pro rata share
                                (principal)      of $52,000,000,
                                                 with no payment
                                                 of any deficiency
                                                 balance (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment                $2,374,000       100%-subject to
Secured Claims                                   cap of
                                                 $2,400,000    (which   may   be
                                                 increased by Proponents) either
                                                 by   cure   of   arrears    and
                                                 resumption  of payments or cash
                                                 in full on the Effective  Date,
                                                 at  Proponents'  option;  or to
                                                 the  extent  gaming  equipment,
                                                 capital  lease  or  installment
                                                 sales contracts,  are executory
                                                 contracts,  the  same  will  be
                                                 assumed as of  Effective  Date.
                                                 (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims            0                100%-subject to
                                                 cap of $100,000
                                                 (which may be
                                                 increased by
                                                 Proponents)
                                                 paid same as
                                                 Class 6 (Class
                                                 7-unimpaired)
--------------------------------------------------------------------------------
General (Trade) Unsecured       $2,000,000       100%-subject to
Claims                                           cap of
                                                 $2,600,000
                                                 (which may be
                                                 increased by
                                                 Proponents) 11
                                                 days after
                                                 entry of
                                                 confirmation
                                                 order
                                                 (Class 9-
                                                 impaired)
--------------------------------------------------------------------------------
Other Unsecured Claims          $270,000-        100% on the
                                $320,000         Effective Date
                                                 with    limitations    ($2,500-
                                                 vehicular   injury,    $25,000-
                                                 non-vehicular injury)plus right
                                                 to  recover  balance  of  claim
                                                 from    available     insurance
                                                 proceeds (Class 11- impaired)
--------------------------------------------------------------------------------
AC Affiliates Unsecured Claims  $7,000,000       100% to be paid
                                                 (at Proponents'  option) either
                                                 on the Effective  Date; or five
                                                 years after the Effective Date,
                                                 with    interest    from    the
                                                 Effective    Date   at    5.57%
                                                 (semi-annual    interest   only
                                                 payments  commencing  18 months
                                                 after   the   Effective   Date)
                                                 (Class 12- impaired)
--------------------------------------------------------------------------------
CQC                                              Noteholders    Guaranty   Claim
                                                 $27,000,000  Pro rate  share of
                                                 $1,000,000    and   waiver   of
                                                 Debtor's   Claims  against  CQC
                                                 (Class 13- impaired)
--------------------------------------------------------------------------------
Equity Interests                N/A              No distribution
                                                 (Class 14-
                                                 impaired)
                                                 (Deemed to have
                                                 rejected the
                                                 Plan-class does
                                                 not vote)
--------------------------------------------------------------------------------



Interest expense on the AC Notes and the subordinated notes payable to prior AC stockholders has not been recognized since AC's November 14, 1997 bankruptcy petition date as it not probable that post-petition interest for the AC Notes will be an allowed claim in these proceedings.

Reorganization items presented in the consolidated statements of operations and retained earnings (deficit) are comprised of expenses incurred by AC as a result of AC's reorganization under Chapter 11 of Bankruptcy Code. Such expenses consisted entirely of professional fees for the three-month and nine-month periods ended March 31, 1998.

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15, 1997 and May 15, 1998
and AC (which has guaranteed the CQC Notes as more fully described below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payments of $3,300,000 on May 15, 1997, November 15, 1997 and May 15, 1998 and Sunset Coin,
Inc. ("SC"), another wholly owned subsidiary of BGI (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above described circumstances. AC does not have sufficient financial resources (including a guaranty of the AC Notes by SC, as more fully described below) to repay the AC Notes on a current basis and satisfy its guaranty obligation (as more fully described below) with respect to the CQC Notes.

As of March 31, 1998, AC was in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture; (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture (which advances remain outstanding at March 31, 1998); (iii) beginning in the fourth quarter of fiscal 1997, exceeding the amount of new indebtedness allowed for under the Indenture; (iv) beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth Ratio of 1.5 to 1.0, as defined in the Indenture; and (v) AC did not make its required semi-annual interest payments of $3,300,000 on May 15, 1997, November 15, 1997 and May 15, 1998. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement defined in the Indenture. Under the terms of the Indenture, AC was technically required to offer to buy back $49,500,000 of the outstanding AC Notes at March 31, 1998 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. AC has not made such offer. As a result of these defaults under covenants and demand for payment made by the Trustee, the AC Notes have been classified as currently payable in the accompanying financial statements.

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

The CQC Indenture contains covenants that, among other things, limit the ability of CQC and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness. At March 31, 1998, CQC had a net deficit of approximately $22,100,000.

The AC Indenture contains covenants that, among other things, limit the ability of AC and, in certain cases, SC, to pay dividends or management fees, or incur additional indebtedness. At March 31, 1998 approximately $2,200,000 of SC's net assets were restricted by such Indenture covenants; while AC had a net deficit of approximately $20,300,000.

In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri Gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the December 31, 1995 expiration date passed. As more fully described in Note 4, a further write-down in the carrying value of the riverboat was recognized in the third quarter of fiscal 1996, after the election in Jefferson City, the expiration of the Aerie contract, and due to deteriorating market conditions. Additionally, the cost of the riverboat was further written down at March 31, 1998 to $6,200,000 based on recent offers received for the riverboat, which resulted in an additional abandonment loss of $1,300,000.

CQC continues to market its riverboat assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of the Company's principal subsidiaries (and, thus the Company) to continue as a going concern. The final outcome of these matters is not presently determinable and the March 31, 1998 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

4)   Capitol Queen & Casino, Inc. Bankruptcy Filing:

On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98- 22172 LBR) to purse financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. A third party bid for the purchase of the vessel was filed with a Motion of Order Authorizing Sale of Personal Property and hearing on the motion was set for April 16, 1998. On April 16, 1998, the parties requested the hearing be deferred to April 29, 1998. On April 29, 1998, the third party buyer withdrew its bid and there being no other willing buyers present to make a bid, the sale of the boat was continued to June 5, 1998 to allow CQC to solicit additional bids and offers. Subsequently, CQC received a conditional offer from a third party and a new hearing date of May 15, 1998 was scheduled (in lieu of the June 5, 1998 date which was vacated) to consider this bid and any others that might be forthcoming. The third party, however, then requested a continuance to allow for additional time to complete its diligence investigation regarding the vessel, and there being no other bidders prepared to offer a 4) Capitol Queen & Casino, Inc. Bankruptcy Filing, Continued:

competitive bid to that of the third party, a further continuance was request and granted to June 15, 1998, at which time the third party bid and that of any competing buyers will be considered. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.



5)   Assets Held For Sale:

At March 31, 1998, BGI had $6,454,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.


6)   Becker Gaming Group Property Transactions:

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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                 March 31,    June 30,
                                                     1998        1997
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  8,290    $  5,481
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        361         240
   Receivable from related  parties ..........      2,874       2,665
   Inventories ...............................        554         529
   Prepaid expenses ..........................        874         985
                                                 --------    --------
     Total current assets ....................     12,963       9,910
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,493      37,490
   Furniture and equipment ...................     24,767      23,916
   Land improvements .........................      1,629       1,629
                                                 --------    --------
                                                   63,889      63,035
   Less, accumulated  depreciation ...........    (19,462)    (18,303)
                                                 --------    --------
                                                   44,427      44,732
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     44,635      44,940
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..        210         210
   Deposits and other ........................        698         544
   Note receivable from related party.........      4,416       4,416
   Financing costs, less accumulated
   amortization of $2,343 at March 31,
   1998 and $1,923 June 30, 1997 .............      1,517       1,937
                                                 --------    --------
       Total other  assets ...................      6,841       7,107
                                                 --------    --------
       Total assets ..........................   $ 64,439    $ 61,957
                                                 ========    ========
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                 March 31,   June 30,
                                                     1998        1997
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $    717    $  1,047
   Accrued expenses ..........................      2,951       2,642
   Accrued interest ..........................         --       4,522
   Management fees due Becker Gaming, Inc. ...        258       5,347
   Notes payable, current portion ............        120         106
   Notes payable to related party ............         --       3,150
   Current portion of obligations
     under capital leases ....................         --          12
   Current portion of long-term debt .........         --         464
   Long-term debt classified as current due
     to default under covenants ..............         --      55,000
                                                 --------    --------
           Total current liabilities .........      4,046      72,290
                                                 --------    --------

Prepetition liabilities not subject to
   compromise:
   Current portion of capital lease
     obligations .............................         26         --
   Current portion of long-term debt .........        957         --
   Capital lease obligations, less current
     portion .................................         67         --
   Long-term debt, less current portion ......      1,156         --
                                                 --------    --------
     Total prepetition liabilities not
       subject to compromise .................      2,206         --
                                                 --------    --------
Prepetition liabilities subject to compromise:
   Trade accounts payable ....................      2,273         --
   Management fees due Becker Gaming, Inc. ...      5,583         --
   Accrued interest ..........................      7,445         --
   Notes payable to related party ............      3,150         --
   Long-term debt classified as current due
     to default under covenants ..............     55,000         --
   Subordinated notes payable to prior
     stockholders ............................      5,000         --
                                                 --------    --------
     Total prepetition liabilities subject to
     compromise ..............................     78,451         --
                                                 --------    --------
   Long-term debt, less current portion ......         --      1,284
   Subordinated notes payable to prior
     stockholders ............................         --      5,000
   Capital lease obligations, less current
     portion .................................         --         29
                                                 --------    --------
     Total liabilities                             84,703     78,603
                                                 --------    --------
Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value, 2,500 shares
   authorized, 1,000 shares issued
   and outstanding ...........................       469         469

  Retained earnings (deficit) ................   (20,733)    (17,115)
                                                 --------    --------

           Total stockholders' equity
           (deficit) .........................   (20,264)    (16,646)
                                                 --------    --------

           Total liabilities  and
           stockholders' equity (deficit) ....  $ 64,439    $ 61,957
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                           1998            1997
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 12,984        $ 11,837
  Food and beverage ............................          3,284           3,297
  Hotel ........................................            777             854
  Gift shop ....................................            206             135
  Other ........................................            262             175
                                                       --------        --------
      Gross revenues ...........................         17,513          16,298
Less, promotional allowances ...................         (1,592)         (1,985)
                                                       --------        --------
      Net revenues .............................         15,921          14,313
                                                       --------        --------

Operating expenses:
  Gaming .......................................          4,736           4,276
  Food and beverage ............................          3,623           2,956
  Hotel ........................................            372             329
  Gift shop ....................................            184             137
  Advertising and promotion ....................          1,219           1,100
  Provisions for losses on related party
    receivables ................................             --              41
  General and administrative ...................          3,742           3,955
  Management fee - Becker Gaming, Inc. .........            175             164
  Rent expense paid to related party ...........             56              55
  Depreciation and amortization ................            938             864
                                                       --------        --------
      Total operating expenses .................         15,045          13,877
                                                       --------        --------
      Operating income (loss)...................            876             436
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets .................            26             (1)
  Interest income ...............................            67              67
  Interest expense (contractual interest for the
    three and nine-months ended March 31, 1998
    of $2,030 and $6,139, respectively)..........            --          (1,814)

  Other, net ....................................            50              22
                                                       --------        --------
      Total other income (expenses) .............           143          (1,726)
                                                       --------        --------
      Income (loss) before reorganization items..         1,019          (1,290)
Reorganization items ............................          (712)             --
                                                       --------        --------
      Net income (loss) before taxes ............           814          (1,290)
Provision for income taxes ......................            --              --
                                                       --------        --------
      Net income (loss) .........................        ($ 847)       ($ 1,290)

Retained earnings (deficit),
  beginning of period ...........................       (21,580)        (13,681)
                                                       --------        --------

Retained earnings (deficit),
   end of period ................................      ($20,733)       ($14,971)
                                                       ========        ========

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended March 31,
                                                           1998            1997
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 36,080        $ 36,362
  Food and beverage ............................          9,644          10,445
  Hotel ........................................          2,265           2,540
  Gift shop ....................................            573             404
  Other ........................................            776             711
                                                       --------        --------
       Gross revenues ..........................         49,338          50,462
 Less, promotional allowances ..................         (4,804)         (6,479)
                                                       --------        --------
      Net revenues .............................         44,534          43,983
                                                       --------        --------

Operating expenses:
  Gaming .......................................         13,025          13,136
  Food and beverage ............................         10,592           9,287
  Hotel ........................................          1,114           1,065
  Gift shop ....................................            501             387
  Advertising and promotion ....................          3,547           3,708
  Payment under Guarantee Obligation ...........             94             175
  General and administrative ...................         12,804          12,800
  Management fee - Becker Gaming, Inc. .........            493             505
  Rent expense paid to related party ...........            169             167
  Depreciation and amortization ................          2,768           2,583
                                                       --------        --------
      Total operating expenses .................         45,107          43,813
                                                       --------        --------
      Operating income (loss)...................           (573)            170
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets ................             71             (1)
  Interest income (reflecting contractual interest
    for the three and nine-months ended March
    31, 1998 of $2,030 and $6,139,
    respectively) ...............................           203             204
  Interest expense ..............................        (3,070)         (5,435)
  Other, net ....................................            25              61
                                                       --------        --------
      Total other income (expenses) .............        (2,771)         (5,171)
                                                       --------        --------
Income (loss) before reorganization cost...              (3,344)         (5,001)
Reorganization items ............................          (275)             --
                                                       --------        --------
      Net (loss) income before taxes ............        (3,619)         (5,001)
Provision for income tax ........................            --              --
                                                       --------        --------
      Net (loss) income .........................        (3,619)         (5,001)

Retained earnings (deficit),
  beginning of period ...........................       (17,114)         (9,970)
                                                       --------        --------

Retained earnings (deficit),
   end of period ................................      ($20,733)       ($14,971)
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                     Nine Months Ended March 31,
                                                               1998        1997
                                                           --------    --------
Cash flows from operating activities:
    Net loss ...........................................   ($ 3,619)   ($ 5,001)

    Adjustments to reconcile net income
     loss to net cash provided by operating activities:

    Provision for losses on related party receivables ..         94         175
    Depreciation and amortization ......................      2,768       2,583
    (Gain) loss on sale of equipment ...................        (71)          1

(Increase) decrease in operating assets:
    Trade and other accounts receivables ...............       (121)         29
    Inventories ........................................        (25)         17
    Prepaid expenses ...................................        111         169
    Deposits and other .................................       (154)       (102)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
      expenditures .....................................     (1,639)       (462)
    Management fees due to Becker Gaming, Inc. .........        494         505
    Accrued expenses ...................................      3,232       2,520
                                                           --------    --------
       Total adjustments ...............................      7,967       5,435
                                                           --------    --------
        Net cash provided by operating activities ......      4,348         434
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures, net of amounts in
      accounts payable .................................     (1,009)       (305)
    Increase in receivables from related party
      notes receivable .................................       (209)       (342)
    Proceeds from assets sold ..........................        133           7
                                                           --------    --------
       Net cash provided by
          investing activities .........................     (1,085)       (640)
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under payables .............        140         190
    Proceeds from related party notes payable...........         --         900
    Principal payments on notes payable ................       (576)       (110)
    Payments under capital lease obligations ...........        (18)        (10)
                                                           --------    --------
       Net cash provided by (used) in
          financing activities .........................       (454)        970
                                                           --------    --------
       Net increase (decrease) in cash and
         cash equivalents ..............................      2,809         764
Cash and cash equivalents, beginning of the period .....      5,481       4,591
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  8,290    $  5,355
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $    164    $  5,435
                                                           ========    ========
Assets acquired through issuance of long-term debt
  and capital leases and accounts payable ..............   $  1,189          $-
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  -------------

1)   Basis of Presentation:

Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


2)   Arizona Charlie's, Inc. Bankruptcy Filing:

On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of certain debt.

During the course of the bankruptcy proceeding the Company has been involved in litigation with certain of its creditors. Specifically, the holders of the CQC Notes (as defined in Note 3) asserted a claim against the Company under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sale of CQC's assets are applied to the CQC Notes. On November 14, 1997, the Company filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. The litigation presently is in the discovery phase. A trial to determine the amount (if any) of liability under the AC Limited Guaranty is scheduled to begin before the Bankruptcy Court on August 17, 1998.

In addition, holders of the AC Notes (as defined in Note 3) claim a valid and enforceable lien in all of the Company's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, the Company filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. The Bankruptcy Court conducted an initial hearing on April 3, 1998, and indicated an intention to value the liens of the holders of the AC Notes at the hearing of confirmation of the Competing Plans (as defined below).

Currently pending before the Bankruptcy Court in the AC Bankruptcy Case are three competing plans of reorganization: (i) a plan of reorganization filed by AC on February 17, 1998 (as amended, "the Debtor's Plan"); (ii) a plan of reorganization filed by Fertitta Enterprises and Station Casinos on May 8, 1998 (as amended, the "Station Plan"); and (iii) a plan of reorganization filed on May 8, 1998 by High River Limited Partnership, an entity owned and controlled by Carl Icahn (as amended, the "High River Plan"). Disclosure statements accompanying the Debtor's Plan, the Station Plan, and the High River Plan (collectively, the "Competing Plans") were approved by the Bankruptcy Court following a hearing held on May 15, 1998. As a consequence, creditors will be asked to vote on the Competing Plans in the near future, and the Bankruptcy Court has set a confirmation hearing on the Competing Plans scheduled to begin on June 18, 1998. Set forth in the table below is a comparison of the significant terms of the Competing Plans.


================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================
                                                 Debtor's Plan
--------------------------------------------------------------------------------
   Conditions to                                 Entry of
   Confirmation of Plan                          Confirmation Order
--------------------------------------------------------------------------------

   Additional Conditions
   to the Effective Date   (NOTE: PROPONENTS     Gaming Approval
   of the Plan             MAY WAIVE ONE OR      New Value
                           MORE CONDITIONS)      Contribution Made
                           (NOTE:  PAYMENT OF    (due 30 days after
                           UNSECURED CREDITORS   entry of the
                           ARE NOT CONDITIONED   Confirmation Order)
                           UPON OR TIED TO       Confirmation Order
                           EFFECTIVE DATE)       entered and in
                           (NOTE:  IF ITS PLAN   effect
                           IS CONFIRMED, HIGH
                           RIVER MAY CLOSE THE
                           CASINO FOR A PERIOD
                           OF TIME IF UNABLE TO
                           RENEGOTIATE OR
                           OBTAIN  CERTAIN  LEASES)
                           (NOTE:  DEBTOR'S  ABILITY
                           TO MAKE  PAYMENTS
                           REQUIRED  BY ITS PLAN IS
                           SUBJECT  TO RECEIPT  OF
                           FUNDS  UNDER  ITS LOAN
                           COMMITMENT  FROM UNITED
                           HEALTHCARE FINANCIAL SERVICES,
                           INC.)
--------------------------------------------------------------------------------
 Administrative Claims     $1,000,000-           Unless otherwise
                           $1,500,000            agreed in writing by
                                                 the Creditor, or
                                                 unless otherwise
                                                 ordered by the
                                                 Court:  100% on the
                                                 later of (a) the
                                                 Effective Date; or
                                                 (b) the date allowed
                                                 by final order
                                                 (Class 1-unimpaired)
--------------------------------------------------------------------------------
   Priority Unsecured      0                     Same as Class 1
   Claims                                        (Class 2-unimpaired)
--------------------------------------------------------------------------------
   Secured Tax Claims      0                     100% plus interest
                                                 at 8% per annum,
                                                 semi-annual payments
                                                 commencing six
                                                 months after the
                                                 Effective Date
                                                 (Class 3-impaired)
--------------------------------------------------------------------------------
   Priority Tax Claims     $511,000              100%, to be paid (at
                                                 Debtor's  option)  in cash upon
                                                 later of Effective Date or date
                                                 claim is allowed;  or quarterly
                                                 payments  with  interest  at 8%
                                                 (or   rate   allowed   by   the
                                                 Bankruptcy   Court)   over  six
                                                 years from date of  assessment,
                                                 with payments commencing at the
                                                 end  of  the   first   calendar
                                                 quarter   after  the  Effective
                                                 Date. (Class 4-unimpaired)
--------------------------------------------------------------------------------
   AC Noteholder Claims    $55,000,000           Each holder shall
                           (principal)           have the option of
                                                 receiving  either:  (1) payment
                                                 on the  Effective  Date  of pro
                                                 rata  share of the value of the
                                                 Noteholders'  Secured Claim, as
                                                 determined  by  the  Bankruptcy
                                                 Court  (estimated by the Debtor
                                                 at $43,000,000) plus payment of
                                                 either    (i)    10%   of   the
                                                 deficiency  balance  in cash on
                                                 the Effective date; or (ii) the
                                                 full  amount of the  deficiency
                                                 balance  five  years  after the
                                                 Effective  Date  (estimated  by
                                                 the  Debtor  at   $19,000,000),
                                                 with  interest only payments at
                                                 the  rate of  5.75%  per  annum
                                                 commencing  18 months after the
                                                 Effective  Date; or (2) payment
                                                 of   pro    rata    share    of
                                                 $55,000,000 in  satisfaction of
                                                 all  claims.  (Class  5 and 10-
                                                 impaired)
--------------------------------------------------------------------------------
   Gaming Equipment        $2,374,000            Post-petition
   Secured Claims                                payments brought
                                                 current on the  Effective  Date
                                                 and maintained thereafter; pre-
                                                 petition   arrears  along  with
                                                 recoverable  costs and expenses
                                                 (including reasonable attorneys
                                                 fees) paid in six equal monthly
                                                 installments,  with interest at
                                                 8%, commencing on the first day
                                                 of  the  month   following  the
                                                 Effective      Date      (Class
                                                 6-impaired)
--------------------------------------------------------------------------------
   Other Secured Claims    0                     Same as Class 6
                                                 (Class 7-impaired)
--------------------------------------------------------------------------------
   General (Trade)         $2,000,000            100% 11 days after
   Unsecured Claims                              entry of
                                                 Confirmation Order
                                                 (Class 9-impaired)
--------------------------------------------------------------------------------
   Other Unsecured Claims  $270,000-$320,000     100% 11 days after
                                                 entry of
                                                 Confirmation Order
                                                 with limitations
                                                 ($2,500-vehicular
                                                 injury; $25,000-non-
                                                 vehicular injury)
                                                 plus right to
                                                 recover balance of
                                                 claim from available
                                                 insurance proceeds
                                                 (Class 11-impaired)
--------------------------------------------------------------------------------
   AC Affiliates           $7,000,000            No distribution-
   Unsecured Claims                              claims contributed
                                                 as part of new value
                                                 contribution
                                                 (Class 12-impaired)
--------------------------------------------------------------------------------
   CQC Noteholders         $27,000,000           If Claim Allowed,
   Guaranty Claim                                Holder may elect to
                                                 receive 10% on  Effective  Date
                                                 (equivalent     of     up    to
                                                 $2,700,000)  or 100% five years
                                                 after the Effective  Date, with
                                                 interest   from  the  Effective
                                                 Date  at   5.57%   (semi-annual
                                                 interest      only     payments
                                                 commencing  18 months after the
                                                 Effective     Date)     (Debtor
                                                 estimates  claims at $0) (Class
                                                 13-impaired)
--------------------------------------------------------------------------------
   Equity Interests        N/A                   Retained in exchange
                                                 for release of Class
                                                 12 claims plus
                                                 $1,500,000 new value
                                                 contribution (which
                                                 includes $385,000
                                                 loan commitment fee
                                                 advanced)
--------------------------------------------------------------------------------


================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                            High River's Plan
--------------------------------------------------------------------------------
Conditions to                               Confirmation Order
Confirmation of Plan                        final and non-
                                            appealable
                                            Regulatory Approval
                                            (including gaming)
                                            Appointment of
                                            Interim Operating Trustee
--------------------------------------------------------------------------------

Additional
Conditions to the     (NOTE: PROPONENTS     Gaming Approval
Effective Date of     MAY WAIVE ONE OR      Execution of lease
the Plan              MORE CONDITIONS)      with a qualified
                      (NOTE:  PAYMENT OF    gaming operator
                      UNSECURED CREDITORS   Confirmation Order
                      ARE NOT CONDITIONED   Effective
                      UPON OR TIED TO
                      EFFECTIVE  DATE)
                      (NOTE:  IF ITS  PLAN
                      IS CONFIRMED, HIGH
                      RIVER MAY CLOSE THE
                      CASINO FOR A PERIOD OF
                      TIME IF UNABLE TO
                      RENEGOTIATE  OR OBTAIN
                      CERTAIN LEASES)
                      (NOTE:  DEBTOR'S
                      ABILITY TO MAKE PAYMENTS
                      REQUIRED BY ITS PLAN IS
                      SUBJECT TO RECEIPT OF
                      FUNDS UNDER ITS LOAN
                      COMMITMENT FROM UNITED
                      HEALTHCARE FINANCIAL
                      SERVICES, INC.)
--------------------------------------------------------------------------------
Administrative        $1,000,000-           Unless otherwise
Claims                $1,500,000            agreed in writing
                                            between Reorganized
                                            Debtor and Claimant:
                                            100% on the later of
                                            (a) the Effective
                                            Date; or (b) the
                                            date allowed by
                                            final order (Certain
                                            Administrative
                                            Claimants must file
                                            claim or request for
                                            payment within 30
                                            days after the
                                            Effective Date)
                                            (Class 1-unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured    0                     Unless otherwise
Claims                                      ordered by the Court-
                                            Same as Class 1
                                            (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims    0                     100%, to be paid (at
                                            option of Reorganization  Debtor) in
                                            cash  on  the  Effective   Date;  in
                                            semi-annual  payments  over 5  years
                                            commencing  on the  Effective  Date,
                                            with   interest   at   8%;   or   as
                                            determined   by  the  Court   (Class
                                            3-unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims   $511,000              100%, to be paid (at
                                            option  of  Reorganized  Debtor)  in
                                            cash on Effective Date; in quarterly
                                            payments over six years from date of
                                            assessment  commencing  on Effective
                                            Date;  or as determined by the Court
                                            (Class 4-unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims  $55,000,000           96% of face value of
                      (principal)           notes in cash
                                            (equivalent of
                                            $52,800,000, to be
                                            paid on Effective
                                            Date or as soon
                                            thereafter as
                                            practicable, with no
                                            payment of any
                                            deficiency balance
                                            (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment      $2,374,000            No claims in Class
Secured Claims                              6; reorganized
                                            Debtor  will  assume  all  contracts
                                            relating to Gaming Equipment Vendors
                                            Claims as executory contracts on the
                                            Effective   Date;   all   pre-   and
                                            post-petition  arrears  paid  eleven
                                            days  after  Confirmation  Date,  or
                                            plan proponent will acquire pre- and
                                            post-petition claims at 100% of face
                                            amount and pay the net present value
                                            of the  balance  of  the  underlying
                                            contract. (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims  0                     Included in Class 6
General (Trade)       $2,000,000            100% 11 days after
Unsecured Claims                            entry of
                                            Confirmation Order
                                            (Class 7-impaired)
--------------------------------------------------------------------------------
Other Unsecured       $270,000-$320,000     100% 11 days after
Claims                                      entry of
                                            Confirmation  Order with limitations
                                            ($2,500-vehicular            injury;
                                            $25,000-non-  vehicular injury) plus
                                            right to  recover  balance  of claim
                                            from  available  insurance  proceeds
                                            (Class 8-impaired)
--------------------------------------------------------------------------------
AC Affiliates         $7,000,000            No distribution
Unsecured Claims                            (Class 10-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class  does not
                                            vote)
--------------------------------------------------------------------------------
CQC Noteholders       $27,000,000           Pro rata share of
Guaranty Claim                              $1,500,000 and
                                            waiver of Debtor's
                                            Claims against CQC
                                            (Class 9-impaired)
--------------------------------------------------------------------------------
Equity Interests      N/A                   No distribution
                                            (Class 11-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class does not vote)
--------------------------------------------------------------------------------



================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                                 Station's Plan
--------------------------------------------------------------------------------
Conditions to                                    Entry of
Confirmation of Plan                             Confirmation Order
--------------------------------------------------------------------------------



Effective Date of the Plan      PROPONENTS MAY   Confirmation
                                WAIVE ONE OR     Order final
                                MORE             No stay of
                                CONDITIONS)      Confirmation
                                (NOTE:  PAYMENT  Order
                                OF UNSECURED     Debtor, Debtor
                                CREDITORS ARE    in Possession,
                                NOT CONDITIONED  Reorganized
                                UPON OR TIED TO  Debtor, and
                                EFFECTIVE DATE)  Proponents have
                                (NOTE:  IF ITS   executed and
                                PLAN IS          delivered all
                                CONFIRMED, HIGH  documents
                                RIVER MAY CLOSE  necessary  to
                                THE  CASINO FOR  effectuate Plan
                                A PERIOD OF      (manner and
                                TIME IF UNABLE   form in sole
                                TO RENEGOTIATE   discretion of
                                OR OBTAIN        Proponents)
                                CERTAIN LEASES)  Proponent's
                                (NOTE:           contribution of
                                DEBTOR'S         cash necessary
                                ABILITY TO MAKE  to satisfy all
                                PAYMENTS         cash payments
                                REQUIRED BY      under the Plan
                                ITS PLAN IS      Debtor's
                                SUBJECT TO       satisfaction of
                                RECEIPT OF       Minimum Gaming
                                FUNDS UNDER ITS  Reserve
                                LOAN COMMITMENT  Requirement
                                FROM UNITED      Leases with
                                HEALTHCARE       various Becker
                                FINANCIAL        entities to
                                SERVICES, INC.)  have been
                                                 renegotiated      or      other
                                                 satisfactory   arrangements  to
                                                 have  been  made   (subject  to
                                                 approval in sole  discretion of
                                                 Proponents)  Proponents to have
                                                 obtained     all      requisite
                                                 corporate  authority,  consents
                                                 and   approvals   No   material
                                                 adverse   changes  in  Debtor's
                                                 business,  assets,  liabilities
                                                 or operations
--------------------------------------------------------------------------------
Administrative Claims           $1,000,000-      100% up to an
                                $1,500,000       aggregate of
                                                 $1,000,000  (which  cap  may be
                                                 increased by Proponents) on the
                                                 later  of  (a)  the   Effective
                                                 Date;  (b) the  date of a final
                                                 order  allowing  the claim;  or
                                                 (c) the  date  due  outside  of
                                                 bankruptcy       (Class      1-
                                                 unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured Claims       0                Same as Class 1
                                                 or as ordered
                                                 by the court
                                                 (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims              0                Paid in full or
                                                 brought current
                                                 by the
                                                 Effective Date
                                                 (Class 3- unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims             $511,000         Unless
                                                 otherwise
                                                 agreed, 100%
                                                 either on the
                                                 Effective Date
                                                 or quarterly
                                                 payments with
                                                 interest at 8%
                                                 commencing at
                                                 the end of the
                                                 first quarter
                                                 after the
                                                 Effective Date
                                                 and concluding
                                                 six years after
                                                 date of
                                                 assessment
                                                 (Class 4-
                                                 unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims            $55,000,000      Pro rata share
                                (principal)      of $52,000,000,
                                                 with no payment
                                                 of any deficiency
                                                 balance (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment                $2,374,000       100%-subject to
Secured Claims                                   cap of
                                                 $2,400,000    (which   may   be
                                                 increased by Proponents) either
                                                 by   cure   of   arrears    and
                                                 resumption  of payments or cash
                                                 in full on the Effective  Date,
                                                 at  Proponents'  option;  or to
                                                 the  extent  gaming  equipment,
                                                 capital  lease  or  installment
                                                 sales contracts,  are executory
                                                 contracts,  the  same  will  be
                                                 assumed as of  Effective  Date.
                                                 (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims            0                100%-subject to
                                                 cap of $100,000
                                                 (which may be
                                                 increased by
                                                 Proponents)
                                                 paid same as
                                                 Class 6 (Class
                                                 7-unimpaired)
--------------------------------------------------------------------------------
General (Trade) Unsecured       $2,000,000       100%-subject to
Claims                                           cap of
                                                 $2,600,000
                                                 (which may be
                                                 increased by
                                                 Proponents) 11
                                                 days after
                                                 entry of
                                                 confirmation
                                                 order
                                                 (Class 9-
                                                 impaired)
--------------------------------------------------------------------------------
Other Unsecured Claims          $270,000-        100% on the
                                $320,000         Effective Date
                                                 with    limitations    ($2,500-
                                                 vehicular   injury,    $25,000-
                                                 non-vehicular injury)plus right
                                                 to  recover  balance  of  claim
                                                 from    available     insurance
                                                 proceeds (Class 11- impaired)
--------------------------------------------------------------------------------
AC Affiliates Unsecured Claims  $7,000,000       100% to be paid
                                                 (at Proponents'  option) either
                                                 on the Effective  Date; or five
                                                 years after the Effective Date,
                                                 with    interest    from    the
                                                 Effective    Date   at    5.57%
                                                 (semi-annual    interest   only
                                                 payments  commencing  18 months
                                                 after   the   Effective   Date)
                                                 (Class 12- impaired)
--------------------------------------------------------------------------------
CQC                                              Noteholders    Guaranty   Claim
                                                 $27,000,000  Pro rate  share of
                                                 $1,000,000    and   waiver   of
                                                 Debtor's   Claims  against  CQC
                                                 (Class 13- impaired)
--------------------------------------------------------------------------------
Equity Interests                N/A              No distribution
                                                 (Class 14-
                                                 impaired)
                                                 (Deemed to have
                                                 rejected the
                                                 Plan-class does
                                                 not vote)
--------------------------------------------------------------------------------



Interest expense on the AC Notes and the subordinated notes payable to prior AC stockholders has not been recognized since AC's November 14, 1997 bankruptcy petition date as it not probable that post-petition interest for the AC Notes will be an allowed claim in these proceedings.

Reorganization items presented in the statements of operations and retained earnings (deficit) are comprised of expenses incurred by AC as a result of AC's reorganization under Chapter 11 of Bankruptcy Code. Such expenses consisted entirely of professional fees for the three-month and nine-month periods ended March 31, 1998.


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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15, 1997 and May 15, 1998
and AC (which has guaranteed the CQC Notes as more fully described below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payment of $3,300,000 on May 15, 1997, November 15, 1997 and May 15, 1998 and Sunset Coin,
Inc. ("SC"), another wholly owned subsidiary of BGI (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is also in default of certain covenants under the AC Notes. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

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

As of March 31, 1998, AC was in default of certain debt covenants under the indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture; (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture (which advances remain outstanding at March 31, 1998); (iii) beginning in the fourth quarter of fiscal 1997, exceeding the amount of new indebtedness allowed for under the Indenture; (iv) beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth Ratio of 1.5 to 1.0, as defined in the Indenture; and (v) AC did not make its required semi-annual interest payments of $3,300,000 on May 15, 1997, November 15, 1997 and May 15, 1998. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement defined in the Indenture. Under the terms of the Indenture, AC was technically required to offer to buy back $49,500,000 of the outstanding AC Notes at March 31, 1998 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. As a result of these defaults under covenants and demand for payment made by the Trustee, the AC Notes have been classified as currently payable in the accompanying financial statements.

CQC continues to market its riverboat assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the March 31, 1998 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.

4)     Related-Party Transactions:

AC has advanced to BGI an aggregate of approximately $6,441,000 to fund BGI's operating expenses from June 1994 through March 31, 1998 of which $4,416,000 represented notes receivable that are interest bearing and have been classified as noncurrent based on management's expectation for the timing of repayments from BGI. At March 31, 1998, accrued interest receivable on the interest bearing portion of the advances to BGI totaled $821,000. The matters described in Notes 2 and 3 raise substantial doubt about the ability of BGI's principal subsidiaries (and, thus BGI) to continue as a going concern. Accordingly, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from BGI will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at March 31, 1998.

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                           March 31,   June 30,
                                                                1998      1997
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $   723    $   707
  Current portion of notes receivable ....................        36        222
  Note receivable from related party .....................     3,150      3,150
  Advances to related parties ............................       630        312
  Other receivables ......................................        23         27
  Interest receivable from related party .................       375        313
  Prepaid expenses .......................................        46         45
                                                             -------    -------
      Total current assets ...............................     4,983      4,776
                                                             -------    -------
Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     3,135      3,068
                                                             -------    -------
                                                                3,309      3,242
  Less, accumulated depreciation .........................    (1,577)    (1,604)
                                                             -------    -------
      Net property and equipment .........................     1,732      1,638
                                                             -------    -------
Notes receivable, less current
    portion ..............................................         3         18

  Other assets, less accumulated
    amortization of $11 at March 31, 1998,
    and $37 at June 30, 1998 ............................         69         75
                                                             -------    -------

      Total other assets .................................        72         93
                                                             -------    -------
      Total assets .......................................   $ 6,787    $ 6,507
                                                             =======    =======

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          March 31,  June 30,
                                                               1998     1997
                                                             ------   ------
                                                        (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $   83   $   13
  Accrued expenses .......................................       60       39
  Accrued taxes payable to related party .................      856      779
  Current portion of long term debt ......................      345      322
                                                             ------   ------
       Total current liabilities .........................    1,344    1,153


Long-term liabilities:
   Long-term debt, less current portion ..................      197      305
   Subordinated notes payable to former stockholders .....    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,541    4,458
                                                             ------   ------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value, 2,500 shares authorized,
    400 shares issued and outstanding ....................       27       27
Retained earnings ........................................    2,219    2,022
                                                             ------   ------
      Total stockholders' equity .........................    2,246    2,049
                                                             ------   ------

      Total liabilities and stockholders'
      equity .............................................   $6,787   $6,507
                                                             ======   ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)



                                       Three Months Ended March 31,
                                              1998       1997
                                           -------    -------
Revenues:
  Slot route:
       From locations controlled
          by related parties ...........   $   599    $   614
       Other ...........................        24         30

  Slot service fees:
       From related parties ............        22         21
       Other ...........................         8          8
                                           -------    -------
         Total revenues ................       653        673

  Operating expenses:
    Slot route and service .............       363        313
    General and administrative .........        62          8
    Management fee - Becker Gaming, Inc.        33         34
    Depreciation and amortization ......        74         73
                                           -------    -------
       Total operating expenses ........       532        428
                                           -------    -------
       Operating income ................       121        245
                                           -------    -------
  Other income (expense):
    Interest income ....................         3         48
    Interest expense ...................       (88)       (89)
    Other income .......................       (46)        81
                                           -------    -------
       Total other income (expense) ....      (131)        40
                                           -------    -------
  Net income (loss) before income tax ..       (10)       285
  Provision for income tax .............         3        (73)
                                           -------    -------
  Net income (loss).....................        (7)       212
  Retained earnings, beginning of period     2,226      1,665
                                           -------    -------
  Retained earnings, end of period .....   $ 2,219    $ 1,877
                                           =======    =======

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)




                                       Nine Months Ended March 31,
                                              1998       1997
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $ 1,817    $ 1,789
       Other ...........................        91         97

    Slot service fees:
       From related parties ............        64         63
       Other ...........................        24         25
                                           -------    -------
         Total revenues ................     1,996      1,974

Operating expenses:
    Slot route and service .............     1,062      1,000
    General and administrative .........       159         38
    Management fee - Becker Gaming, Inc.       101        104
    Depreciation and amortization ......       230        215
                                           -------    -------
       Total operating expenses ........     1,552      1,357
                                           -------    -------
       Operating income ................       444        617
                                           -------    -------
Other income (expense):
    Interest income ....................        97        143
    Interest expense ...................      (269)      (274)
    Other income .......................         2        129
                                           -------    -------
       Total other income (expense) ....      (170)        (2)
                                           -------    -------

Net income (loss) before income tax ....       274        615
Provision for income tax ...............       (77)      (169)
                                           -------    -------
Net income (loss).......................       197        446
Retained earnings, beginning of period .     2,022      1,431
                                           -------    -------
Retained earnings, end of period .......   $ 2,219    $ 1,877
                                           =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                        Nine Months Ended March 31,
                                             1998       1997
                                          -------    -------
Cash flows from operating activities:
    Net income ........................   $   197    $   446

    Adjustments  to  reconcile  net
     income to net cash  provided
     by operating activities:
     Provision for losses on related
       party receivables ..............        41         --
     Depreciation and amortization ....        49         --
     Loss on sales of equipment .......       230        215

(Increase) decrease in operating assets:
    Other receivables .................       (37)       (30)
    Prepaid expenses ..................        (1)        23

Increase (decrease) in operating liabilities:
     Accounts payable .................        70        (43)
     Accrued expenses .................        98        161
                                          -------    -------
         Total adjustments ............       450        326
                                          -------    -------

         Net cash provided by
          operating activities ........       647        772
                                          -------    -------

Cash flows from investing activities:
   Capital expenditures ...............      (200)      (150)
   Proceeds from sales of equipment ...        73         --
   Decrease (increase) in related
     party notes receivable ...........        --       (900)
   Decrease (increase) in advances
     to related parties ...............      (380)      (125)
   (Increase) in notes receivable .....        --        (25)
   Repayments of notes receivable .....       201         76
                                          -------    -------
        Net cash used in investing
           activities .................      (306)    (1,124)
                                          -------    -------
Cash flows from financing activities:

    Proceeds from notes payable .......       257        159
    Principal payments on notes payable      (582)      (281)
                                          -------    -------
        Net cash used in financing
          activities ..................      (325)      (122)
                                          -------    -------
        Net increase in cash ..........        16       (474)

Cash, beginning of period .............       707      1,122
                                          -------    -------
Cash, end of period ...................   $   723    $   648
                                          =======    =======

Supplemental cash flow disclosures:
    Interest paid .....................   $   267    $   274
                                          =======    =======
Assets acquired through issuance of
     long-term debt ...................   $   240    $-
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

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------


1)   Basis of Presentation:

Sunset Coin, Inc. ("SC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2) Guarantee Obligation, Management's Plans, and Going Concern:

SC has guaranteed the payment of interest and $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 issued by AC (the "AC Notes"). Arizona Charlie's, Inc. ("AC") was in default of certain covenants under the AC Notes as of March 31, 1998. On September 5, 1997 AC received a notice of acceleration from the trustee and collateral agent for the AC Notes, and all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon. In addition, AC has provided a limited guaranty of notes payable issued by CQC (the "CQC Notes"), (the amount and extent of which guaranty is in dispute) of which $20,000,000 principal amount are outstanding at March 31, 1998. Capitol Queen and Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of SC to continue as a going concern. The final outcome of these matters is not presently determinable and the March 31, 1998 financial statements of SC do not include any adjustment that might result from the outcome of this uncertainty.

On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of certain debt.

During the course of the bankruptcy proceeding AC has been involved in litigation with certain of its creditors. Specifically the holders of the CQC Notes asserted a claim against AC under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sale of CQC's assets are applied to the CQC Notes. On November 14, 1997, AC filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable The litigation presently is in the discovery phase. A trial to determine the amount (if any) of liability under the AC Limited Guaranty is scheduled to begin before the Bankruptcy Court on August 17, 1998.

In addition, holders of the AC Notes claim a valid and enforceable lien in all of AC's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, AC filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. The Bankruptcy Court has set an initial hearing on April 3, 1998, and indicated an intention to value the liens of the holders of the AC Notes at the hearing of confirmation of the Competing Plans (as defined below).

Currently pending before the Bankruptcy Court in the AC Bankruptcy Case are three competing plans of reorganization: (i) a plan of reorganization filed by AC on February 17, 1998 (as amended, "the Debtor's Plan"); (ii) a plan of reorganization filed by Fertitta Enterprises and Station Casinos on May 8, 1998 (as amended, the "Station Plan"); and (iii) a plan of reorganization filed on May 8, 1998 by High River Limited Partnership, an entity owned and controlled by Carl Icahn (as amended, the "High River Plan"). Disclosure statements accompanying the Debtor's Plan, the Station Plan, and the High River Plan (collectively, the "Competing Plans") were approved by the Bankruptcy Court following a hearing held on May 15, 1998. As a consequence, creditors will be asked to vote on the Competing Plans in the near future, and the Bankruptcy Court has set a confirmation hearing on the Competing Plans scheduled to begin on June 18, 1998. Set forth in the table below is a comparison of the significant terms of the Competing Plans.


================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================
                                                 Debtor's Plan
--------------------------------------------------------------------------------
   Conditions to                                 Entry of
   Confirmation of Plan                          Confirmation Order
--------------------------------------------------------------------------------

   Additional Conditions
   to the Effective Date   (NOTE: PROPONENTS     Gaming Approval
   of the Plan             MAY WAIVE ONE OR      New Value
                           MORE CONDITIONS)      Contribution Made
                           (NOTE:  PAYMENT OF    (due 30 days after
                           UNSECURED CREDITORS   entry of the
                           ARE NOT CONDITIONED   Confirmation Order)
                           UPON OR TIED TO       Confirmation Order
                           EFFECTIVE DATE)       entered and in
                           (NOTE:  IF ITS PLAN   effect
                           IS CONFIRMED, HIGH
                           RIVER MAY CLOSE THE
                           CASINO FOR A PERIOD
                           OF TIME IF UNABLE TO
                           RENEGOTIATE OR
                           OBTAIN  CERTAIN  LEASES)
                           (NOTE:  DEBTOR'S  ABILITY
                           TO MAKE  PAYMENTS
                           REQUIRED  BY ITS PLAN IS
                           SUBJECT  TO RECEIPT  OF
                           FUNDS  UNDER  ITS LOAN
                           COMMITMENT  FROM UNITED
                           HEALTHCARE FINANCIAL SERVICES,
                           INC.)
--------------------------------------------------------------------------------
 Administrative Claims     $1,000,000-           Unless otherwise
                           $1,500,000            agreed in writing by
                                                 the Creditor, or
                                                 unless otherwise
                                                 ordered by the
                                                 Court:  100% on the
                                                 later of (a) the
                                                 Effective Date; or
                                                 (b) the date allowed
                                                 by final order
                                                 (Class 1-unimpaired)
--------------------------------------------------------------------------------
   Priority Unsecured      0                     Same as Class 1
   Claims                                        (Class 2-unimpaired)
--------------------------------------------------------------------------------
   Secured Tax Claims      0                     100% plus interest
                                                 at 8% per annum,
                                                 semi-annual payments
                                                 commencing six
                                                 months after the
                                                 Effective Date
                                                 (Class 3-impaired)
--------------------------------------------------------------------------------
   Priority Tax Claims     $511,000              100%, to be paid (at
                                                 Debtor's  option)  in cash upon
                                                 later of Effective Date or date
                                                 claim is allowed;  or quarterly
                                                 payments  with  interest  at 8%
                                                 (or   rate   allowed   by   the
                                                 Bankruptcy   Court)   over  six
                                                 years from date of  assessment,
                                                 with payments commencing at the
                                                 end  of  the   first   calendar
                                                 quarter   after  the  Effective
                                                 Date. (Class 4-unimpaired)
--------------------------------------------------------------------------------
   AC Noteholder Claims    $55,000,000           Each holder shall
                           (principal)           have the option of
                                                 receiving  either:  (1) payment
                                                 on the  Effective  Date  of pro
                                                 rata  share of the value of the
                                                 Noteholders'  Secured Claim, as
                                                 determined  by  the  Bankruptcy
                                                 Court  (estimated by the Debtor
                                                 at $43,000,000) plus payment of
                                                 either    (i)    10%   of   the
                                                 deficiency  balance  in cash on
                                                 the Effective date; or (ii) the
                                                 full  amount of the  deficiency
                                                 balance  five  years  after the
                                                 Effective  Date  (estimated  by
                                                 the  Debtor  at   $19,000,000),
                                                 with  interest only payments at
                                                 the  rate of  5.75%  per  annum
                                                 commencing  18 months after the
                                                 Effective  Date; or (2) payment
                                                 of   pro    rata    share    of
                                                 $55,000,000 in  satisfaction of
                                                 all  claims.  (Class  5 and 10-
                                                 impaired)
--------------------------------------------------------------------------------
   Gaming Equipment        $2,374,000            Post-petition
   Secured Claims                                payments brought
                                                 current on the  Effective  Date
                                                 and maintained thereafter; pre-
                                                 petition   arrears  along  with
                                                 recoverable  costs and expenses
                                                 (including reasonable attorneys
                                                 fees) paid in six equal monthly
                                                 installments,  with interest at
                                                 8%, commencing on the first day
                                                 of  the  month   following  the
                                                 Effective      Date      (Class
                                                 6-impaired)
--------------------------------------------------------------------------------
   Other Secured Claims    0                     Same as Class 6
                                                 (Class 7-impaired)
--------------------------------------------------------------------------------
   General (Trade)         $2,000,000            100% 11 days after
   Unsecured Claims                              entry of
                                                 Confirmation Order
                                                 (Class 9-impaired)
--------------------------------------------------------------------------------
   Other Unsecured Claims  $270,000-$320,000     100% 11 days after
                                                 entry of
                                                 Confirmation Order
                                                 with limitations
                                                 ($2,500-vehicular
                                                 injury; $25,000-non-
                                                 vehicular injury)
                                                 plus right to
                                                 recover balance of
                                                 claim from available
                                                 insurance proceeds
                                                 (Class 11-impaired)
--------------------------------------------------------------------------------
   AC Affiliates           $7,000,000            No distribution-
   Unsecured Claims                              claims contributed
                                                 as part of new value
                                                 contribution
                                                 (Class 12-impaired)
--------------------------------------------------------------------------------
   CQC Noteholders         $27,000,000           If Claim Allowed,
   Guaranty Claim                                Holder may elect to
                                                 receive 10% on  Effective  Date
                                                 (equivalent     of     up    to
                                                 $2,700,000)  or 100% five years
                                                 after the Effective  Date, with
                                                 interest   from  the  Effective
                                                 Date  at   5.57%   (semi-annual
                                                 interest      only     payments
                                                 commencing  18 months after the
                                                 Effective     Date)     (Debtor
                                                 estimates  claims at $0) (Class
                                                 13-impaired)
--------------------------------------------------------------------------------
   Equity Interests        N/A                   Retained in exchange
                                                 for release of Class
                                                 12 claims plus
                                                 $1,500,000 new value
                                                 contribution (which
                                                 includes $385,000
                                                 loan commitment fee
                                                 advanced)
--------------------------------------------------------------------------------


================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                            High River's Plan
--------------------------------------------------------------------------------
Conditions to                               Confirmation Order
Confirmation of Plan                        final and non-
                                            appealable
                                            Regulatory Approval
                                            (including gaming)
                                            Appointment of
                                            Interim Operating Trustee
--------------------------------------------------------------------------------

Additional
Conditions to the     (NOTE: PROPONENTS     Gaming Approval
Effective Date of     MAY WAIVE ONE OR      Execution of lease
the Plan              MORE CONDITIONS)      with a qualified
                      (NOTE:  PAYMENT OF    gaming operator
                      UNSECURED CREDITORS   Confirmation Order
                      ARE NOT CONDITIONED   Effective
                      UPON OR TIED TO
                      EFFECTIVE  DATE)
                      (NOTE:  IF ITS  PLAN
                      IS CONFIRMED, HIGH
                      RIVER MAY CLOSE THE
                      CASINO FOR A PERIOD OF
                      TIME IF UNABLE TO
                      RENEGOTIATE  OR OBTAIN
                      CERTAIN LEASES)
                      (NOTE:  DEBTOR'S
                      ABILITY TO MAKE PAYMENTS
                      REQUIRED BY ITS PLAN IS
                      SUBJECT TO RECEIPT OF
                      FUNDS UNDER ITS LOAN
                      COMMITMENT FROM UNITED
                      HEALTHCARE FINANCIAL
                      SERVICES, INC.)
--------------------------------------------------------------------------------
Administrative        $1,000,000-           Unless otherwise
Claims                $1,500,000            agreed in writing
                                            between Reorganized
                                            Debtor and Claimant:
                                            100% on the later of
                                            (a) the Effective
                                            Date; or (b) the
                                            date allowed by
                                            final order (Certain
                                            Administrative
                                            Claimants must file
                                            claim or request for
                                            payment within 30
                                            days after the
                                            Effective Date)
                                            (Class 1-unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured    0                     Unless otherwise
Claims                                      ordered by the Court-
                                            Same as Class 1
                                            (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims    0                     100%, to be paid (at
                                            option of Reorganization  Debtor) in
                                            cash  on  the  Effective   Date;  in
                                            semi-annual  payments  over 5  years
                                            commencing  on the  Effective  Date,
                                            with   interest   at   8%;   or   as
                                            determined   by  the  Court   (Class
                                            3-unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims   $511,000              100%, to be paid (at
                                            option  of  Reorganized  Debtor)  in
                                            cash on Effective Date; in quarterly
                                            payments over six years from date of
                                            assessment  commencing  on Effective
                                            Date;  or as determined by the Court
                                            (Class 4-unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims  $55,000,000           96% of face value of
                      (principal)           notes in cash
                                            (equivalent of
                                            $52,800,000, to be
                                            paid on Effective
                                            Date or as soon
                                            thereafter as
                                            practicable, with no
                                            payment of any
                                            deficiency balance
                                            (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment      $2,374,000            No claims in Class
Secured Claims                              6; reorganized
                                            Debtor  will  assume  all  contracts
                                            relating to Gaming Equipment Vendors
                                            Claims as executory contracts on the
                                            Effective   Date;   all   pre-   and
                                            post-petition  arrears  paid  eleven
                                            days  after  Confirmation  Date,  or
                                            plan proponent will acquire pre- and
                                            post-petition claims at 100% of face
                                            amount and pay the net present value
                                            of the  balance  of  the  underlying
                                            contract. (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims  0                     Included in Class 6
General (Trade)       $2,000,000            100% 11 days after
Unsecured Claims                            entry of
                                            Confirmation Order
                                            (Class 7-impaired)
--------------------------------------------------------------------------------
Other Unsecured       $270,000-$320,000     100% 11 days after
Claims                                      entry of
                                            Confirmation  Order with limitations
                                            ($2,500-vehicular            injury;
                                            $25,000-non-  vehicular injury) plus
                                            right to  recover  balance  of claim
                                            from  available  insurance  proceeds
                                            (Class 8-impaired)
--------------------------------------------------------------------------------
AC Affiliates         $7,000,000            No distribution
Unsecured Claims                            (Class 10-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class  does not
                                            vote)
--------------------------------------------------------------------------------
CQC Noteholders       $27,000,000           Pro rata share of
Guaranty Claim                              $1,500,000 and
                                            waiver of Debtor's
                                            Claims against CQC
                                            (Class 9-impaired)
--------------------------------------------------------------------------------
Equity Interests      N/A                   No distribution
                                            (Class 11-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class does not vote)
--------------------------------------------------------------------------------



================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                                 Station's Plan
--------------------------------------------------------------------------------
Conditions to                                    Entry of
Confirmation of Plan                             Confirmation Order
--------------------------------------------------------------------------------



Effective Date of the Plan      PROPONENTS MAY   Confirmation
                                WAIVE ONE OR     Order final
                                MORE             No stay of
                                CONDITIONS)      Confirmation
                                (NOTE:  PAYMENT  Order
                                OF UNSECURED     Debtor, Debtor
                                CREDITORS ARE    in Possession,
                                NOT CONDITIONED  Reorganized
                                UPON OR TIED TO  Debtor, and
                                EFFECTIVE DATE)  Proponents have
                                (NOTE:  IF ITS   executed and
                                PLAN IS          delivered all
                                CONFIRMED, HIGH  documents
                                RIVER MAY CLOSE  necessary  to
                                THE  CASINO FOR  effectuate Plan
                                A PERIOD OF      (manner and
                                TIME IF UNABLE   form in sole
                                TO RENEGOTIATE   discretion of
                                OR OBTAIN        Proponents)
                                CERTAIN LEASES)  Proponent's
                                (NOTE:           contribution of
                                DEBTOR'S         cash necessary
                                ABILITY TO MAKE  to satisfy all
                                PAYMENTS         cash payments
                                REQUIRED BY      under the Plan
                                ITS PLAN IS      Debtor's
                                SUBJECT TO       satisfaction of
                                RECEIPT OF       Minimum Gaming
                                FUNDS UNDER ITS  Reserve
                                LOAN COMMITMENT  Requirement
                                FROM UNITED      Leases with
                                HEALTHCARE       various Becker
                                FINANCIAL        entities to
                                SERVICES, INC.)  have been
                                                 renegotiated      or      other
                                                 satisfactory   arrangements  to
                                                 have  been  made   (subject  to
                                                 approval in sole  discretion of
                                                 Proponents)  Proponents to have
                                                 obtained     all      requisite
                                                 corporate  authority,  consents
                                                 and   approvals   No   material
                                                 adverse   changes  in  Debtor's
                                                 business,  assets,  liabilities
                                                 or operations
--------------------------------------------------------------------------------
Administrative Claims           $1,000,000-      100% up to an
                                $1,500,000       aggregate of
                                                 $1,000,000  (which  cap  may be
                                                 increased by Proponents) on the
                                                 later  of  (a)  the   Effective
                                                 Date;  (b) the  date of a final
                                                 order  allowing  the claim;  or
                                                 (c) the  date  due  outside  of
                                                 bankruptcy       (Class      1-
                                                 unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured Claims       0                Same as Class 1
                                                 or as ordered
                                                 by the court
                                                 (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims              0                Paid in full or
                                                 brought current
                                                 by the
                                                 Effective Date
                                                 (Class 3- unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims             $511,000         Unless
                                                 otherwise
                                                 agreed, 100%
                                                 either on the
                                                 Effective Date
                                                 or quarterly
                                                 payments with
                                                 interest at 8%
                                                 commencing at
                                                 the end of the
                                                 first quarter
                                                 after the
                                                 Effective Date
                                                 and concluding
                                                 six years after
                                                 date of
                                                 assessment
                                                 (Class 4-
                                                 unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims            $55,000,000      Pro rata share
                                (principal)      of $52,000,000,
                                                 with no payment
                                                 of any deficiency
                                                 balance (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment                $2,374,000       100%-subject to
Secured Claims                                   cap of
                                                 $2,400,000    (which   may   be
                                                 increased by Proponents) either
                                                 by   cure   of   arrears    and
                                                 resumption  of payments or cash
                                                 in full on the Effective  Date,
                                                 at  Proponents'  option;  or to
                                                 the  extent  gaming  equipment,
                                                 capital  lease  or  installment
                                                 sales contracts,  are executory
                                                 contracts,  the  same  will  be
                                                 assumed as of  Effective  Date.
                                                 (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims            0                100%-subject to
                                                 cap of $100,000
                                                 (which may be
                                                 increased by
                                                 Proponents)
                                                 paid same as
                                                 Class 6 (Class
                                                 7-unimpaired)
--------------------------------------------------------------------------------
General (Trade) Unsecured       $2,000,000       100%-subject to
Claims                                           cap of
                                                 $2,600,000
                                                 (which may be
                                                 increased by
                                                 Proponents) 11
                                                 days after
                                                 entry of
                                                 confirmation
                                                 order
                                                 (Class 9-
                                                 impaired)
--------------------------------------------------------------------------------
Other Unsecured Claims          $270,000-        100% on the
                                $320,000         Effective Date
                                                 with    limitations    ($2,500-
                                                 vehicular   injury,    $25,000-
                                                 non-vehicular injury)plus right
                                                 to  recover  balance  of  claim
                                                 from    available     insurance
                                                 proceeds (Class 11- impaired)
--------------------------------------------------------------------------------
AC Affiliates Unsecured Claims  $7,000,000       100% to be paid
                                                 (at Proponents'  option) either
                                                 on the Effective  Date; or five
                                                 years after the Effective Date,
                                                 with    interest    from    the
                                                 Effective    Date   at    5.57%
                                                 (semi-annual    interest   only
                                                 payments  commencing  18 months
                                                 after   the   Effective   Date)
                                                 (Class 12- impaired)
--------------------------------------------------------------------------------
CQC                                              Noteholders    Guaranty   Claim
                                                 $27,000,000  Pro rate  share of
                                                 $1,000,000    and   waiver   of
                                                 Debtor's   Claims  against  CQC
                                                 (Class 13- impaired)
--------------------------------------------------------------------------------
Equity Interests                N/A              No distribution
                                                 (Class 14-
                                                 impaired)
                                                 (Deemed to have
                                                 rejected the
                                                 Plan-class does
                                                 not vote)
--------------------------------------------------------------------------------



3) Related-Party Transactions:

Note receivable from related party consists of $3,150,000 of uncollateralized advances made by the Company to AC for general working capital purposes. Due to the present financial condition of AC, as described in Note 2, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from AC will be uncollectible. In addition, the Plan of Reorganization contemplates SC's forgiveness of the notes receivable from AC. However, there is no assurance that the Plan of Reorganization will be confirmed by the Court, an estimate of the loss cannot presently be determined and, accordingly, no adjustment has been made to the carrying value or classification of the note receivable at March 31, 1998. Interest earned by SC on the notes receivable from AC was $0 and $62,000 for the three-month and nine-month periods ended March 31, 1998 as compared to $31,000 and $63,000 for the same periods in 1997. The interest receivable from AC and payables to AC are included in other receivables and advances to related parties, respectively. Contractual interest, though not accrued since the AC November 14, 1997 bankruptcy date, would be $41,000 and $124,000 for the three-month and nine-month periods ended March 31, 1998.

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS


                                                           March 31,   June 30,
                                                                1998      1997
                                                             -------   -------
                                                         (Unaudited)
Current assets:


  Restricted cash, in escrow account ....................      $  32    $   31
                                                             -------   -------

      Total current assets ...............................        32        31
                                                             -------   -------

Other assets:


  Assets held for sale ...................................     6,454     7,754

  Financing costs, net of accumulated
    amortization of $546 at March 31,
    1998 and $445 at June 30, 1997 .......................       371       472
                                                             -------   -------

      Total other assets .................................     6,825     8,226
                                                             -------   -------

      Total assets .......................................   $ 6,857   $ 8,257
                                                             =======   =======

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


                                                         March 31,    June 30,
                                                              1998        1997
                                                          --------    --------
                                                       (Unaudited)

Current liabilities:

  Advances from related parties .......................   $     14     $ 1,226
  Accrued interest ....................................         --       5,788
  Notes payable to related parties ....................         --       1,200
  Long-term debt classified as current due to default
    under covenants, net of unamortized original issue
    discount of $2,092 ................................         --      17,908
                                                          --------    --------

         Total liabilities ............................         14      26,122
                                                          --------    --------

Prepetition liabilities subject to compromise:
  Advance from related parties                               1,398          --
  Accrued interest                                           8,043          --
  Notes payable to related parties                           1,200          --
  Long-term debt classified as current due to
    default under covenants, net if unamortized
    original issue discount of $1,725                       18,275          --
                                                          --------    --------
    Total prepetition liabilities subject to
      compromise                                            28,916          --
                                                          --------    --------
        Total liabilities ..............................     28,930      26,122
                                                          --------    --------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding ......       --          --
  Additional paid-in capital ..........................     12,732      12,732
  Deficit accumulated during development stage ........    (34,805)    (30,597)
                                                          --------    --------
      Total stockholders' equity (deficit) ............    (22,073)    (17,865)
                                                          --------    --------

      Total liabilities and stockholders'
         equity (deficit) ..............................   $  6,857    $  8,257
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
                             (Dollars In Thousands)
                                   (Unaudited)





                                Three Months Ended March 31,
                                        1998       1997
                                     -------    -------
Revenues .........................        $-         $-

Operating expenses:
  Amortization of financing and
    other costs ..................        34         33
  Abandonment loss and write-downs
    of assets held for sale ......     1,300         --
  Development costs ..............        40         41
                                     -------    -------

      Total operating expenses ...     1,374         74
                                     -------    -------

Operating loss ...................    (1,374)       (74)

Other income (expenses):
  Interest income ................        --         --
  Interest expense (contractual
    interest for the three-months
    ended March 31, 1998 in the
    amount of $937 ...............      (817)    (1,016)
  Interest capitalized ...........        --         --
                                     -------    -------

Total other income (expense) .....      (817)    (1,016)
                                     -------    -------

Net loss before extraordinary item    (2,191)    (1,090)
                                     -------    -------

Reorganization items                     (20)        --
                                     -------    -------
Net loss before extraordinary item    (2,211)    (1,090)

Extraordinary item:
  Loss on early retirement of
    debt (no income tax benefit
    available) ...................      --         --
                                     -------    -------
   Net loss ......................   $(2,211)   $(1,090)
                                     =======    =======

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                 For The Period
                                                                January 20, 1993
                                                                 (The Date Of
                                                                  Inception)
                                           Nine Months             Through
                                         Ended March 31,           March 31,
                                         1998        1997            1998
                                     --------    --------    ------------------
Revenues ...........................       $-          $-                  $-


Operating expenses:
  Amortization of financing and
    other costs ....................      101          99                1,575
  Abandonment losses and write-downs
    of assets held for sale.........    1,300          --               11,726
  Development costs ................      166         175                2,157
                                     --------    --------   ------------------

      Total operating expenses .....    1,567        274               15,458
                                     --------    --------   ------------------
Operating loss                         (1,567)      (274)             (15,458)

Other income (expenses):
  Interest income ..................        1         --                1,267
  Interest expense (contractual
    interest for the three-months
    ended March 31, 1998 in the
    amount of $937 .................   (2,622)     (2,519)             (17,188)
  Interest capitalized .............     --          --                    683

Total other income (expense) .......   (2,621)     (2,519)             (15,238)
                                     --------    --------   ------------------

Net loss before extraordinary item .   (4,188)     (2,793)             (30,696)
                                     --------    --------   ------------------

Reogranization items                      (20)      --                     (20)
                                     --------    --------   ------------------
Net loss before extraordinary item .   (4,208)     (2,793)             (30,716)

Extraordinary item:
  Loss on early retirement of
     debt (no income tax benefit ...
     available) ....................     --          --                 (4,089)
                                     --------    --------   ------------------

   Net loss ........................ $ (4,208)   $ (2,793)  $          (34,805)
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

                          CAPITOL QUEEN & CASINO, INC.

                        ( A Development Stage Company And
               A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)


                                                   Nine Months Ended
                                                        March 31,
                                                    1998       1997
                                                 -------    -------

Cash flows from development stage activities:
 Net loss ....................................   $(4,208)   $(2,793)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...       101         99
 Amortization of original issue discount .....       367        406
 Abandonment losses and write-downs of assets.
    held for sale ............................     1,300         --
 Extraordinary loss on retirement of debt ....        --         --
 Increase in accounts payable and accruals,
    net of amounts for capital expenditures ..     2,255      2,114
 Increase in advances from related parties ...       186        174
                                                 -------    -------
       Total adjustments .....................     4,209      2,793
                                                 -------    -------
       Net cash used in development
         stage activities ....................         1         --
                                                 -------    -------

Cash flows from investing activities:
 Capital expenditures, net of
  construction accounts payable ..............       --         --
 Net (additions to) reductions
    in restricted cash equivalents ...........        (1)       --
 Decrease in deposits and other assets .......       --         --
 Capitalization of preopening costs ..........       --         --
 Development costs ...........................       --         --

                                                 -------    -------
     Net cash provided by
       (used in) investing activities ........        (1)       --
                                                 -------    -------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..       --         --
 Proceeds from issuance of First
    Mortgage Notes, net of financing costs ...       --         --
 Proceeds from borrowings under notes payable
    to related parties .......................       --         --
 Equity contribution from Becker Gaming, Inc.        --         --
      relating to sale of warrants ...........       --         --
                                                 -------    -------
     Net cash provided by financing activities       --         --
                                                 -------    -------

     Net (decrease) increase in
         cash and cash  equivalents ..........       --         --

Cash and cash equivalents,
    beginning of period ......................       --         --
                                                 -------    -------

Cash and cash equivalents,
    end of period ............................       --         --
                                                 ========   ========

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...        $-         $-
                                                 ========   ========
 Original issue discount that
    did not affect cash ......................        $-         $-
                                                 ========   ========
 Equity contribution by Becker Gaming
    that did not affect cash .................        $-         $-
                                                 ========   ========

================================================================================

                          CAPITOL QUEEN & CASINO, INC.

                        ( A Development Stage Company And
               A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                       For The Period
                                                      January 20, 1993
                                                        (The Date Of
                                                         Inception)
                                                           Through
                                                           March 31,
                                                              1998
                                                           --------

Cash flows from development stage activities:
 Net loss ...................................              $(34,805)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ..                 1,575
 Amortization of original issue discount ....                 2,656
 Abandonment losses and write-downs of assets
     held for sale..........................                 11,786
 Extraordinary loss on retirement of debt ...                 4,089
 Increase in accounts payable and accruals,
     net of amounts for capital expenditures.                 8,055
 Increase in advances from related parties ..                 1,400
                                                           --------
       Total adjustments ....................                29,561
                                                           --------
       Net cash used in development
         stage activities ...................                (5,244)
                                                           --------

Cash flows from investing activities:
 Capital expenditures, net of
  construction accounts payable .............               (12,936)
 Net (additions to) reductions in restricted
  cash equivalents ..........................                   (33)
 Decrease in deposits and other assets ......                   (60)
 Capitalization of preopening costs .........                  (340)
 Development costs ..........................                  (553)
                                                           --------
     Net cash provided by
       (used in) investing activities .......               (13,922)
                                                           --------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes .               (20,200)
 Proceeds from issuance of First
    Mortgage Notes, net of financing costs ..                30,666
 Proceeds from borrowings under
    notes payable to  related parties .......                 1,200
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ..........                 7,500
                                                           --------
     Net cash provided by financing activities               19,166
                                                           --------

     Net (decrease) increase in
         cash and cash  equivalents .........                    --

Cash and cash equivalents,
    beginning of period .....................                    --
                                                           --------

Cash and cash equivalents,
    end of period ...........................                   $-
                                                           ========
Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ..              $  5,807
                                                           ========

 Original issue discount that
    did not affect cash .....................              $  7,500
                                                           ========

 Equity contribution by Becker Gaming
    that did not affect cash ................              $  5,232
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

                          CAPITOL QUEEN & CASINO, INC.
          (A Development Stage Company And A Wholly Owned Subsidiary Of
                              Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                      --------------------

1)   Basis of Presentation:

Capitol Queen & Casino, Inc. ("CQC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1997.

2)   Capitol Queen & Casino, Inc. Bankruptcy Filing:

On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98-22172 LBR) to purse financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. A third party bid for the purchase of the vessel was filed with a Motion of Order Authorizing Sale of Personal Property and hearing on the motion was set for April 16, 1998. On April 16, 1998, the parties requested the hearing be deferred to April 29, 1998. On April 29, 1998, the third party buyer withdrew its bid and there being no other willing buyers present to make a bid, the sale of the boat was continued to June 5, 1998 to allow CQC to solicit additional bids and offers. Subsequently, CQC received a conditional offer from a third party and a new hearing date of May 15, 1998 was scheduled (in lieu of the June 5, 1998 date which was vacated) to consider this bid and any others that might be forthcoming. The third party, however, then requested a continuance to allow for additional time to complete its diligence investigation regarding the vessel, and there being no other bidders prepared to offer a competitive bid to that of the third party, a further continuance was request and granted to June 15, 1998, at which time the third party bid and that of any competing buyers will be considered. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.


3)   Arizona Charlie's, Inc. Bankruptcy Filing:

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

During the course of the bankruptcy proceeding AC has been involved in litigation with certain of its creditors. Specifically the holders of the CQC Notes (as defined in Note 3) asserted a claim against AC under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sale of CQC's assets are applied to the CQC Notes. On November 14, 1997, AC filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. The litigation presently is in the discovery phase. A trial to determine the amount (if any) of liability under the AC Limited Guaranty is scheduled to begin before the Bankruptcy Court on August 17, 1998.

In addition, holders of the AC Notes (as defined in Note 4) claim a valid and enforceable lien in all of AC's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, AC filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. The Bankruptcy Court conducted an initial hearing on April 3, 1998, and indicated an intention to value the liens of the holders of the AC Notes at the hearing of confirmation of the Competing Plans (as defined below).

Currently pending before the Bankruptcy Court in the AC Bankruptcy Case are three competing plans of reorganization: (i) a plan of reorganization filed by AC on February 17, 1998 (as amended, "the Debtor's Plan"); (ii) a plan of reorganization filed by Fertitta Enterprises and Station Casinos on May 8, 1998 (as amended, the "Station Plan"); and (iii) a plan of reorganization filed on May 8, 1998 by High River Limited Partnership, an entity owned and controlled by Carl Icahn (as amended, the "High River Plan"). Disclosure statements accompanying the Debtor's Plan, the Station Plan, and the High River Plan (collectively, the "Competing Plans") were approved by the Bankruptcy Court following a hearing held on May 15, 1998. As a consequence, creditors will be asked to vote on the Competing Plans in the near future, and the Bankruptcy Court has set a confirmation hearing on the Competing Plans scheduled to begin on June 18, 1998. Set forth in the table below is a comparison of the significant terms of the Competing Plans.


================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================
                                                 Debtor's Plan
--------------------------------------------------------------------------------
   Conditions to                                 Entry of
   Confirmation of Plan                          Confirmation Order
--------------------------------------------------------------------------------

   Additional Conditions
   to the Effective Date   (NOTE: PROPONENTS     Gaming Approval
   of the Plan             MAY WAIVE ONE OR      New Value
                           MORE CONDITIONS)      Contribution Made
                           (NOTE:  PAYMENT OF    (due 30 days after
                           UNSECURED CREDITORS   entry of the
                           ARE NOT CONDITIONED   Confirmation Order)
                           UPON OR TIED TO       Confirmation Order
                           EFFECTIVE DATE)       entered and in
                           (NOTE:  IF ITS PLAN   effect
                           IS CONFIRMED, HIGH
                           RIVER MAY CLOSE THE
                           CASINO FOR A PERIOD
                           OF TIME IF UNABLE TO
                           RENEGOTIATE OR
                           OBTAIN  CERTAIN  LEASES)
                           (NOTE:  DEBTOR'S  ABILITY
                           TO MAKE  PAYMENTS
                           REQUIRED  BY ITS PLAN IS
                           SUBJECT  TO RECEIPT  OF
                           FUNDS  UNDER  ITS LOAN
                           COMMITMENT  FROM UNITED
                           HEALTHCARE FINANCIAL SERVICES,
                           INC.)
--------------------------------------------------------------------------------
 Administrative Claims     $1,000,000-           Unless otherwise
                           $1,500,000            agreed in writing by
                                                 the Creditor, or
                                                 unless otherwise
                                                 ordered by the
                                                 Court:  100% on the
                                                 later of (a) the
                                                 Effective Date; or
                                                 (b) the date allowed
                                                 by final order
                                                 (Class 1-unimpaired)
--------------------------------------------------------------------------------
   Priority Unsecured      0                     Same as Class 1
   Claims                                        (Class 2-unimpaired)
--------------------------------------------------------------------------------
   Secured Tax Claims      0                     100% plus interest
                                                 at 8% per annum,
                                                 semi-annual payments
                                                 commencing six
                                                 months after the
                                                 Effective Date
                                                 (Class 3-impaired)
--------------------------------------------------------------------------------
   Priority Tax Claims     $511,000              100%, to be paid (at
                                                 Debtor's  option)  in cash upon
                                                 later of Effective Date or date
                                                 claim is allowed;  or quarterly
                                                 payments  with  interest  at 8%
                                                 (or   rate   allowed   by   the
                                                 Bankruptcy   Court)   over  six
                                                 years from date of  assessment,
                                                 with payments commencing at the
                                                 end  of  the   first   calendar
                                                 quarter   after  the  Effective
                                                 Date. (Class 4-unimpaired)
--------------------------------------------------------------------------------
   AC Noteholder Claims    $55,000,000           Each holder shall
                           (principal)           have the option of
                                                 receiving  either:  (1) payment
                                                 on the  Effective  Date  of pro
                                                 rata  share of the value of the
                                                 Noteholders'  Secured Claim, as
                                                 determined  by  the  Bankruptcy
                                                 Court  (estimated by the Debtor
                                                 at $43,000,000) plus payment of
                                                 either    (i)    10%   of   the
                                                 deficiency  balance  in cash on
                                                 the Effective date; or (ii) the
                                                 full  amount of the  deficiency
                                                 balance  five  years  after the
                                                 Effective  Date  (estimated  by
                                                 the  Debtor  at   $19,000,000),
                                                 with  interest only payments at
                                                 the  rate of  5.75%  per  annum
                                                 commencing  18 months after the
                                                 Effective  Date; or (2) payment
                                                 of   pro    rata    share    of
                                                 $55,000,000 in  satisfaction of
                                                 all  claims.  (Class  5 and 10-
                                                 impaired)
--------------------------------------------------------------------------------
   Gaming Equipment        $2,374,000            Post-petition
   Secured Claims                                payments brought
                                                 current on the  Effective  Date
                                                 and maintained thereafter; pre-
                                                 petition   arrears  along  with
                                                 recoverable  costs and expenses
                                                 (including reasonable attorneys
                                                 fees) paid in six equal monthly
                                                 installments,  with interest at
                                                 8%, commencing on the first day
                                                 of  the  month   following  the
                                                 Effective      Date      (Class
                                                 6-impaired)
--------------------------------------------------------------------------------
   Other Secured Claims    0                     Same as Class 6
                                                 (Class 7-impaired)
--------------------------------------------------------------------------------
   General (Trade)         $2,000,000            100% 11 days after
   Unsecured Claims                              entry of
                                                 Confirmation Order
                                                 (Class 9-impaired)
--------------------------------------------------------------------------------
   Other Unsecured Claims  $270,000-$320,000     100% 11 days after
                                                 entry of
                                                 Confirmation Order
                                                 with limitations
                                                 ($2,500-vehicular
                                                 injury; $25,000-non-
                                                 vehicular injury)
                                                 plus right to
                                                 recover balance of
                                                 claim from available
                                                 insurance proceeds
                                                 (Class 11-impaired)
--------------------------------------------------------------------------------
   AC Affiliates           $7,000,000            No distribution-
   Unsecured Claims                              claims contributed
                                                 as part of new value
                                                 contribution
                                                 (Class 12-impaired)
--------------------------------------------------------------------------------
   CQC Noteholders         $27,000,000           If Claim Allowed,
   Guaranty Claim                                Holder may elect to
                                                 receive 10% on  Effective  Date
                                                 (equivalent     of     up    to
                                                 $2,700,000)  or 100% five years
                                                 after the Effective  Date, with
                                                 interest   from  the  Effective
                                                 Date  at   5.57%   (semi-annual
                                                 interest      only     payments
                                                 commencing  18 months after the
                                                 Effective     Date)     (Debtor
                                                 estimates  claims at $0) (Class
                                                 13-impaired)
--------------------------------------------------------------------------------
   Equity Interests        N/A                   Retained in exchange
                                                 for release of Class
                                                 12 claims plus
                                                 $1,500,000 new value
                                                 contribution (which
                                                 includes $385,000
                                                 loan commitment fee
                                                 advanced)
--------------------------------------------------------------------------------


================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                            High River's Plan
--------------------------------------------------------------------------------
Conditions to                               Confirmation Order
Confirmation of Plan                        final and non-
                                            appealable
                                            Regulatory Approval
                                            (including gaming)
                                            Appointment of
                                            Interim Operating Trustee
--------------------------------------------------------------------------------

Additional
Conditions to the     (NOTE: PROPONENTS     Gaming Approval
Effective Date of     MAY WAIVE ONE OR      Execution of lease
the Plan              MORE CONDITIONS)      with a qualified
                      (NOTE:  PAYMENT OF    gaming operator
                      UNSECURED CREDITORS   Confirmation Order
                      ARE NOT CONDITIONED   Effective
                      UPON OR TIED TO
                      EFFECTIVE  DATE)
                      (NOTE:  IF ITS  PLAN
                      IS CONFIRMED, HIGH
                      RIVER MAY CLOSE THE
                      CASINO FOR A PERIOD OF
                      TIME IF UNABLE TO
                      RENEGOTIATE  OR OBTAIN
                      CERTAIN LEASES)
                      (NOTE:  DEBTOR'S
                      ABILITY TO MAKE PAYMENTS
                      REQUIRED BY ITS PLAN IS
                      SUBJECT TO RECEIPT OF
                      FUNDS UNDER ITS LOAN
                      COMMITMENT FROM UNITED
                      HEALTHCARE FINANCIAL
                      SERVICES, INC.)
--------------------------------------------------------------------------------
Administrative        $1,000,000-           Unless otherwise
Claims                $1,500,000            agreed in writing
                                            between Reorganized
                                            Debtor and Claimant:
                                            100% on the later of
                                            (a) the Effective
                                            Date; or (b) the
                                            date allowed by
                                            final order (Certain
                                            Administrative
                                            Claimants must file
                                            claim or request for
                                            payment within 30
                                            days after the
                                            Effective Date)
                                            (Class 1-unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured    0                     Unless otherwise
Claims                                      ordered by the Court-
                                            Same as Class 1
                                            (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims    0                     100%, to be paid (at
                                            option of Reorganization  Debtor) in
                                            cash  on  the  Effective   Date;  in
                                            semi-annual  payments  over 5  years
                                            commencing  on the  Effective  Date,
                                            with   interest   at   8%;   or   as
                                            determined   by  the  Court   (Class
                                            3-unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims   $511,000              100%, to be paid (at
                                            option  of  Reorganized  Debtor)  in
                                            cash on Effective Date; in quarterly
                                            payments over six years from date of
                                            assessment  commencing  on Effective
                                            Date;  or as determined by the Court
                                            (Class 4-unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims  $55,000,000           96% of face value of
                      (principal)           notes in cash
                                            (equivalent of
                                            $52,800,000, to be
                                            paid on Effective
                                            Date or as soon
                                            thereafter as
                                            practicable, with no
                                            payment of any
                                            deficiency balance
                                            (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment      $2,374,000            No claims in Class
Secured Claims                              6; reorganized
                                            Debtor  will  assume  all  contracts
                                            relating to Gaming Equipment Vendors
                                            Claims as executory contracts on the
                                            Effective   Date;   all   pre-   and
                                            post-petition  arrears  paid  eleven
                                            days  after  Confirmation  Date,  or
                                            plan proponent will acquire pre- and
                                            post-petition claims at 100% of face
                                            amount and pay the net present value
                                            of the  balance  of  the  underlying
                                            contract. (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims  0                     Included in Class 6
General (Trade)       $2,000,000            100% 11 days after
Unsecured Claims                            entry of
                                            Confirmation Order
                                            (Class 7-impaired)
--------------------------------------------------------------------------------
Other Unsecured       $270,000-$320,000     100% 11 days after
Claims                                      entry of
                                            Confirmation  Order with limitations
                                            ($2,500-vehicular            injury;
                                            $25,000-non-  vehicular injury) plus
                                            right to  recover  balance  of claim
                                            from  available  insurance  proceeds
                                            (Class 8-impaired)
--------------------------------------------------------------------------------
AC Affiliates         $7,000,000            No distribution
Unsecured Claims                            (Class 10-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class  does not
                                            vote)
--------------------------------------------------------------------------------
CQC Noteholders       $27,000,000           Pro rata share of
Guaranty Claim                              $1,500,000 and
                                            waiver of Debtor's
                                            Claims against CQC
                                            (Class 9-impaired)
--------------------------------------------------------------------------------
Equity Interests      N/A                   No distribution
                                            (Class 11-impaired)
                                            (Deemed to have
                                            rejected the Plan-
                                            class does not vote)
--------------------------------------------------------------------------------



================================================================================
                     COMPARATIVE SUMMARY OF COMPETING PLANS
================================================================================

                                                 Station's Plan
--------------------------------------------------------------------------------
Conditions to                                    Entry of
Confirmation of Plan                             Confirmation Order
--------------------------------------------------------------------------------



Effective Date of the Plan      PROPONENTS MAY   Confirmation
                                WAIVE ONE OR     Order final
                                MORE             No stay of
                                CONDITIONS)      Confirmation
                                (NOTE:  PAYMENT  Order
                                OF UNSECURED     Debtor, Debtor
                                CREDITORS ARE    in Possession,
                                NOT CONDITIONED  Reorganized
                                UPON OR TIED TO  Debtor, and
                                EFFECTIVE DATE)  Proponents have
                                (NOTE:  IF ITS   executed and
                                PLAN IS          delivered all
                                CONFIRMED, HIGH  documents
                                RIVER MAY CLOSE  necessary  to
                                THE  CASINO FOR  effectuate Plan
                                A PERIOD OF      (manner and
                                TIME IF UNABLE   form in sole
                                TO RENEGOTIATE   discretion of
                                OR OBTAIN        Proponents)
                                CERTAIN LEASES)  Proponent's
                                (NOTE:           contribution of
                                DEBTOR'S         cash necessary
                                ABILITY TO MAKE  to satisfy all
                                PAYMENTS         cash payments
                                REQUIRED BY      under the Plan
                                ITS PLAN IS      Debtor's
                                SUBJECT TO       satisfaction of
                                RECEIPT OF       Minimum Gaming
                                FUNDS UNDER ITS  Reserve
                                LOAN COMMITMENT  Requirement
                                FROM UNITED      Leases with
                                HEALTHCARE       various Becker
                                FINANCIAL        entities to
                                SERVICES, INC.)  have been
                                                 renegotiated      or      other
                                                 satisfactory   arrangements  to
                                                 have  been  made   (subject  to
                                                 approval in sole  discretion of
                                                 Proponents)  Proponents to have
                                                 obtained     all      requisite
                                                 corporate  authority,  consents
                                                 and   approvals   No   material
                                                 adverse   changes  in  Debtor's
                                                 business,  assets,  liabilities
                                                 or operations
--------------------------------------------------------------------------------
Administrative Claims           $1,000,000-      100% up to an
                                $1,500,000       aggregate of
                                                 $1,000,000  (which  cap  may be
                                                 increased by Proponents) on the
                                                 later  of  (a)  the   Effective
                                                 Date;  (b) the  date of a final
                                                 order  allowing  the claim;  or
                                                 (c) the  date  due  outside  of
                                                 bankruptcy       (Class      1-
                                                 unimpaired)
--------------------------------------------------------------------------------
Priority Unsecured Claims       0                Same as Class 1
                                                 or as ordered
                                                 by the court
                                                 (Class 2-unimpaired)
--------------------------------------------------------------------------------
Secured Tax Claims              0                Paid in full or
                                                 brought current
                                                 by the
                                                 Effective Date
                                                 (Class 3- unimpaired)
--------------------------------------------------------------------------------
Priority Tax Claims             $511,000         Unless
                                                 otherwise
                                                 agreed, 100%
                                                 either on the
                                                 Effective Date
                                                 or quarterly
                                                 payments with
                                                 interest at 8%
                                                 commencing at
                                                 the end of the
                                                 first quarter
                                                 after the
                                                 Effective Date
                                                 and concluding
                                                 six years after
                                                 date of
                                                 assessment
                                                 (Class 4-
                                                 unimpaired)
--------------------------------------------------------------------------------
AC Noteholder Claims            $55,000,000      Pro rata share
                                (principal)      of $52,000,000,
                                                 with no payment
                                                 of any deficiency
                                                 balance (Class 5-impaired)
--------------------------------------------------------------------------------
Gaming Equipment                $2,374,000       100%-subject to
Secured Claims                                   cap of
                                                 $2,400,000    (which   may   be
                                                 increased by Proponents) either
                                                 by   cure   of   arrears    and
                                                 resumption  of payments or cash
                                                 in full on the Effective  Date,
                                                 at  Proponents'  option;  or to
                                                 the  extent  gaming  equipment,
                                                 capital  lease  or  installment
                                                 sales contracts,  are executory
                                                 contracts,  the  same  will  be
                                                 assumed as of  Effective  Date.
                                                 (Class 6- impaired)
--------------------------------------------------------------------------------
Other Secured Claims            0                100%-subject to
                                                 cap of $100,000
                                                 (which may be
                                                 increased by
                                                 Proponents)
                                                 paid same as
                                                 Class 6 (Class
                                                 7-unimpaired)
--------------------------------------------------------------------------------
General (Trade) Unsecured       $2,000,000       100%-subject to
Claims                                           cap of
                                                 $2,600,000
                                                 (which may be
                                                 increased by
                                                 Proponents) 11
                                                 days after
                                                 entry of
                                                 confirmation
                                                 order
                                                 (Class 9-
                                                 impaired)
--------------------------------------------------------------------------------
Other Unsecured Claims          $270,000-        100% on the
                                $320,000         Effective Date
                                                 with    limitations    ($2,500-
                                                 vehicular   injury,    $25,000-
                                                 non-vehicular injury)plus right
                                                 to  recover  balance  of  claim
                                                 from    available     insurance
                                                 proceeds (Class 11- impaired)
--------------------------------------------------------------------------------
AC Affiliates Unsecured Claims  $7,000,000       100% to be paid
                                                 (at Proponents'  option) either
                                                 on the Effective  Date; or five
                                                 years after the Effective Date,
                                                 with    interest    from    the
                                                 Effective    Date   at    5.57%
                                                 (semi-annual    interest   only
                                                 payments  commencing  18 months
                                                 after   the   Effective   Date)
                                                 (Class 12- impaired)
--------------------------------------------------------------------------------
CQC                                              Noteholders    Guaranty   Claim
                                                 $27,000,000  Pro rate  share of
                                                 $1,000,000    and   waiver   of
                                                 Debtor's   Claims  against  CQC
                                                 (Class 13- impaired)
--------------------------------------------------------------------------------
Equity Interests                N/A              No distribution
                                                 (Class 14-
                                                 impaired)
                                                 (Deemed to have
                                                 rejected the
                                                 Plan-class does
                                                 not vote)
--------------------------------------------------------------------------------



4)     Missouri   Gaming  License,  Default  Under  Indebtedness,
Management's Plans, and  Going     Concern:

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15, 1997 and May 15, 1998
and AC (which has guaranteed the CQC Notes as more fully described in below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 4) Missouri Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern, Continued:

2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November
15. AC was not able to make its scheduled interest payments of $3,300,000 on May 15, 1997, November 15, 1997 and May 15, 1998 and Sunset Coin, Inc. ("SC"), another wholly owned subsidiary of BGI (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is also in default of certain covenants under the AC Notes. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources including a guarantee of the AC Notes by SC, (as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

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

On July 3, 1997 the Company received a notice of acceleration (the "Notice") from the trustee and collateral agent for the CQC Notes. Pursuant to section
6.02 of the Indenture, due to certain violations of the Indenture by the Company (as more fully described above) all of the outstanding CQC Notes are immediately due and payable, together with all accrued and unpaid interest thereon. Accordingly, the CQC Notes have been classified as currently payable at March 31, 1998.

On September 5, 1997, AC received a notice of acceleration from the trustee and collateral agent for the AC Notes. Pursuant to section 6.02 of the indenture governing the AC Notes, due to certain violations of the indenture, all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty 4) Missouri Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern, Continued:

when the December 31, 1995  expiration  date passed.  As more fully described in
Note 4, a further write-down in the carrying value of the riverboat was recognized in the fourth quarter of fiscal 1996, after the election in Jefferson City, the expiration of the Aerie contract, and due to deteriorating market conditions. Additionally, the cost of the riverboat was further written down at March 31, 1998 to $6,200,000 based on recent offers received for the riverboat, which resulted in an additional abandonment loss of $1,300,000.

CQC continues to market its riverboat assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the March 31, 1998 financial statements of CQC do not include any adjustment that might result from the outcome of this uncertainty.


5)   Assets Held For Sale:

At March 31, 1998, CQC had $6,454,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.


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

      On March 17, 1998, Capitol Queen & Casino, Inc. ("the Company") filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). The file number in the case is 98-22172 LBR with Judge Linda Riegle presiding.

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


Results of Operations for the three and nine-months ended
March 31, 1998 and 1997

      Results from operations at AC increased for both the three and nine-month periods ended March 31, 1998 compared to the same periods in 1997 primarily as a result of increased gaming revenues in the three-month period and decreased promotional allowances in the nine-month period. Operating expenses increased for both the three-month and nine-month periods ended March 31, 1998, primarily as a result of increased depreciation resulting from the purchase of new slot equipment and increased food and beverage expenses. Gaming expenses also increased during the three-month period.

      Net revenues at AC increased by $1,608,000, or 11.2%, from $14,313,000 to $15,921,000 for the three-month period ended March 31, 1998 compared to the three-month period ended March 31, 1997. In the same period-to-period comparison, operating expenses, including depreciation and amortization, increased by 8.4% to $15,045,000 from $13,877,000. This resulted in a $440,000 increase in operating income from $436,000 to $876,000 for the more recent period.

     Net revenues at AC increased by $551,000, or 1.2%, from $43,983,000 to $44,534,000 for the nine-month period ended March 31, 1998 compared to the nine-month period ended March 31, 1997. In the same period-to-period comparison, operating expenses, including depreciation and amortization, increased by 2.9% to $45,107,000 from $43,813,000. This resulted in a $743,000 decrease in operating income from income of $170,000 to a loss of $573,000 for the more recent period.

      The largest portion of the revenue increase for the three-month period ended March 31, 1998 is attributable to gaming revenues, specifically, gaming machine revenues, which increased 9.8% from $10,269,000 to $11,279,000, reflecting increased levels of play from patrons. Revenues from table games increased 4.0% from $1,120,000 to $1,165,000 during the 1998 three-month period and race and sports book revenues increased $64,000 or 13.5% reflecting increased twenty-one play and increased race & sports book and pari-mutuel wagering, respectively. The increased pari- mutuel wagering is due to the settlement of a ten month old fee dispute in August, 1997 between the Nevada Pari-Mutuel Association and both the Thoroughbred Owners of California and the California Horse Racing Board who provide and authorized televised disseminator services to race and sports books in Nevada. Bingo revenues also increased by $55,000 for the three-month period ended March 31, 1998 when compared to the same period of the prior year.

     The largest portion of the increase in net revenues for the nine-month period ended March 31, 1998 is attributable to promotional allowances which decreased 25.8% from $6,479,000 to $4,804,000. The reduction in promotional allowances is the result of Management's recent efforts to better control these costs and rewards patrons through stronger player evaluation methods such as the Charlie Card Slot Club. This is partially offset by gaming revenue which decreased by 0.8% or $282,000 from $36,362,000 to $36,080,000. Revenues from table games  decreased  $330,000 or 9.4%,  from  $3,525,000 to  $3,195,000,  and revenues from the race & sports book increased $187,000, or 9.7%, from $1,934,000 to $2,121,000 Poker revenues decreased by $65,000 from $419,000 to
$354,000 during the nine-month period ended March 31, 1998 compared to the same period of the prior year.

      Food and beverage revenues decreased $13,000 or 0.4% from $3,297,000 to $3,284,000 during the three-month period ended March 31, 1998 compared to the same period in the prior year. The small decrease in revenues is primarily due to decreased complimentary sales in the food and beverage department reflecting management's recent efforts to better control the costs associated with complimentary sales through stronger player evaluation methods offset by an increase in the number of cash covers in the casino restaurants. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. For the nine-month period ended March 31, 1998, food & beverage revenues decreased $801,000 or 7.7% from $10,445,000 to $9,644,000 when compared to the nine-month period of the prior year, again reflecting decreased complimentary sales in the food and beverage departments.

      Hotel revenues decreased $77,000 or 9.0% from $854,000 to $777,000 during the three months ended March 31, 1998 compared to the same three-month period in 1997. The decrease is primarily due to a decrease in occupancy and average room rates of 79.7% and $41.96, respectively, compared to 86.7% and $43.70 in the 1997 period. During the nine-month period ended March 31, 1998, hotel revenues decreased by $275,000 or 10.8% from $2,540,000 to $2,265,000 compared to the same nine-month period of 1997. The decreased revenue is largely due to a decrease in occupancy and to a lessor extent average room rates of 77.1% and $42.81, respectively, compared to 87.3% and $43.22 in the 1997 nine-month period.

      Gift shop revenues increased $71,000 or 52.6% from $135,000 to $206,000 during the three-month period ended March 31, 1998 compared to the same period in 1997. During the nine-month period ended March 31, 1998, gift shop revenues increased $169,000, or 41.8%, from $404,000 to $573,000 compared to the same period in 1997. The increases are primarily due to increased sales of hotel logo items.

     Other revenues, which principally include entertainment cover charges, ATM commissions, and revenues from PBX and banquets, increased $87,000 or 49.7% from $175,000 to $262,000 for the three-month period ended March 31, 1998 compared to the same period in 1997. During the nine month period ended March 31, 1998, other revenues increased by $65,000 or 9.1% from $711,000 to $776,000 compared to the same nine-month period of 1997. The increases are primarily the result of higher ATM and other commissions and revenue from boxing events in the three-month period of the more recent fiscal year.

      Gaming expenses increased by $460,000 or 10.8% from $4,276,000 to $4,736,000 for the three-month period ended March 31, 1998 as compared to the same periods in 1997. The increased levels of expense reflect additions to staffing levels in the slot department and increased race & sports book promotion expenses. The increase is also due to increased employee medical premium expense caused by a change in the way medical insurance payments are recorded (see general and administrative below). For the nine-month period ended March 31, 1998 gaming expenses decreased slightly by $111,000 or 0.9% from $13,136,000 to $13,025,000.

      Food and beverage expenses increased by $667,000 and $1,305,000, or 22.6% and 14.0%, from $2,956,000 and $9,287,000 to $3,623,000 and $10,592,000,
respectively, for the three-month and nine-month periods ended March 31, 1998 when compared to the same periods in 1997, as a result of an increase in beverage costs plus increased employee medical premium expense caused by a change in the way medical insurance payments have been recorded (see general & administrative below) during the 1998 three-month and nine-month periods. Despite such increase, food and beverage expenses represented 88.9% and 109.8% of food and beverage revenues for the three-month and nine-month periods ended March 31, 1998 compared to 89.7% and 110.5% of the food and beverage revenues for the same periods in 1997.

      Hotel expenses increased by $43,000 and $49,000, or 13.1% and 4.6%, from $329,000 and $1,065,000 to $372,000 and $1,114,000, respectively, for the three-month and nine-month periods ended March 31, 1998 as compared to the same periods in 1997, reflecting the addition of in-room movie rental expense in the 1998 three-month and nine-month periods. Such in-room movie rental expense is offset by movie rental revenue. Net contribution by the hotel department (hotel revenues less hotel operating expenses) was $405,000 and $1,151,000 for the three-month and nine-month periods ended March 31, 1998 as compared to $525,000 and $1,475,000 for the same periods in 1997.

       General and administrative expenses decreased by $213,000 and increased by $4,000, or 5.4% and 0.1%, from $3,955,000 and $12,800,000 to $3,742,000 and
$12,804,000 respectively, for the three-month and nine-month periods ended March 31, 1998 as compared to the same periods in 1997. The decrease for the three-month period resulted from the changing of the medical insurance policy from self-insured to premium only with such premiums being recorded to individual operating departments instead of the general and administrative department. This decrease was partially offset by annual salary and wage increases.

      Advertising and promotional expenses increased by $119,000 and decreased by $161,000, or 10.8% and 4.3%, from $1,100,000 and $3,708,000 to $1,219,000 and
$3,547,000 during the three-month and nine-month periods ended March 31, 1998 as compared to the same period in 1997. Management believes that increased levels of slot promotional expenditures in both of the 1998 periods are necessary to attract and maintain the desired customer levels, and support the other existing facilities throughout the property. Management believes that large and frequent promotions are necessary to compete with the newer hotel/casinos that are located close in proximity to AC. These newer hotel/casinos appeal and market to the same Arizona Charlie's "local" patron base.

      Depreciation and amortization increased by $74,000 and $185,000, or 8.6% and 7.2%, from $864,000 and $2,583,000 to $938,000 and $2,768,000 during the three-month and nine-month periods ended March 31, 1998 when compared to the same periods in 1997, as a result of increased depreciation expenses associated with the purchases of new slot machines and the computerized slot reporting and player tracking system acquired in the 1998 periods.

      Gift shop expenses increased by $47,000 and $114,000, or 34.3% and 29.5%, to $184,000 and $501,000 for the three-month and nine-month periods ended March 31, 1998 compared to $137,000 and $387,000 for the same period of the prior year reflecting additional payroll expenses associated with the expanded hours of operation and increases in wholesale item costs and higher cost of sales resulting from increased gift shop revenues.

      Management fees to BGI increased by $11,000 and decreased by $12,000, or 6.7% and 2.4%, to $175,000 and $493,000 for the three-month and nine-month periods ended March 31, 1998 from $164,000 and $505,000 for the same periods in the prior year. Currently, management fees are equal to 1.0% of gross revenues of AC. As such, decreased gross revenues bring about lower management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio. Rent expense paid to related parties increased slightly from $55,000 to $56,000 and $167,000 to $169,000 reflecting normal annual adjustments to the base rents.

      Interest expense amounted to $0 and $3,070,000 for the three-month and nine-month periods ended March 31, 1998 compared to $1,814,000 and $5,435,000 for the same periods in the prior year. The decrease of $1,814,000 and $2,365,000, or 100.0% and 43.5%, respectively, is due to the elimination of accrued interest and penalties on the AC Notes during the post-petition period in regard to the Chapter 11 Bankruptcy protection filing on November 14, 1997. The decrease of interest expense was partially offset by additional interest costs in the pre-petition period associated with the AC Notes due to additional default interest expense and penalties associated with the May 15, 1997 interest payment which was not made, and additional interest costs associated with the financing of the computerized slot reporting and player tracking system purchased in May, 1997. The $26,000 and $71,000 gains on sale of assets for the three-month and nine-month periods ending March 31, 1998 was primarily due to the sale of older slot machines.


Income Taxes

      As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $21,300,000. Due to low operating margins and high depreciation costs, management does not anticipate that AC will generate taxable income for this fiscal year.


Liquidity and Capital Resources

      At March 31, 1998, AC had a working capital deficit of $70,517,000 compared to a working capital deficit of $62,380,000 at June 30, 1997. The decrease in working capital in the amount of $8,137,000 was caused primarily by increased accrued interest on the AC Notes through the November 14, 1997 pre-petition period and accrued management fees payable to BGI, plus additional short term notes payable for slot machines.

      For the nine-month period ended March 31, 1998, cash provided by operating activities increased $3,914,000 to $4,348,000, from $434,000 for the same period in 1997. The increase in the 1998 period is primarily attributable to the increased accounts payable of $2,101,000 and to a lower net loss for the current period of $1,382,000. Increased accrued interest on the AC Notes through the November 14, 1997 pre- petition period also contributed to the increase in cash provided by operating activities partially offset by an increase in accounts receivable.

      For the nine-month period ended March 31, 1998, net cash used in investing activities increased to $1,085,000 compared with $640,000 for the same period in 1997. The increase of $445,000 was caused primarily by a $704,000 increase in capital expenditures for the purchase of slot equipment in the more recent period partially offset by $126,000 increase in proceeds from sale of assets.

      Cash flows used in financing activities for the nine-month period ended March 31, 1998 increased to $454,000 from cash provided by financing activities of $970,000 for the nine-month period ended March 31, 1997. The increase of $1,424,000 is primarily the result of higher principal payments on additional notes payable and the decrease in related party notes payable.

      AC's long-term obligations of $6,223,000 at March 31, 1998, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. However, AC has ceased accruing interest on the AC Notes and the Stockholder Notes as of November 14, 1997, as it is not probable that post-petition interest for these Notes will be an allowed claim in AC's Bankruptcy proceedings. Further, AC has acquired capital expenditures in the amount of $1,938,000 through March 31, 1998 consisting primarily of gaming equipment and a computerized accounting system.

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

     IBJ Schroder Bank & Trust Company, as Trustee under the Indentures under which such Notes are outstanding, has declared the AC Notes and the CQC Notes to be in default and has declared all such Notes to be immediately due and payable. The Trustee has also notified AC that the purported obligations of AC under its guaranty have been accelerated and has declared the obligations of AC thereunder to be due. On November 14, 1997 AC filed a voluntary petition under Chapter 11 and sought to negotiate a settlement with the holders of the AC Notes and the CQC Notes.
       AC is currently in default under the Indenture governing the AC Notes because it has not made its required semi-annual interest payments in the amount of $3,300,000 due on May 15, 1997, November 15, 1997 and May 15, 1998 and has
neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. Also, AC incurred new notes payable (in the amount of approximately $2,545,000) for the purchase of a computerized reporting and player club system and new slot machines in excess of the $1,000,000 allowed.

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

      On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98- 22172 LBR) to purse financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. A third party bid for the purchase of the vessel was filed with a Motion of Order Authorizing Sale of Personal Property and hearing on the motion was set for April 16, 1998. On April 16, 1998, the parties requested the hearing be deferred to April 29, 1998. On April 29, 1998, the third party buyer withdrew its bid and there being no other willing buyers present to make a bid, the sale of the boat was continued to June 5, 1998 to allow CQC to solicit additional bids and offers. Subsequently, CQC received a conditional offer from a third party and a new hearing date of May 15, 1998 was scheduled (in lieu of the June 5, 1998 date which was vacated) to consider this bid and any others that might be forthcoming. The third party, however, then requested a continuance to allow for additional time to complete its diligence investigation regarding the vessel, and there being no other bidders prepared to offer a competitive bid to that of the third party, a further continuance was request and granted to June 15, 1998, at which time the third party bid and that of any competing buyers will be considered. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.

      During the course of the bankruptcy proceeding AC has been involved in litigation with certain of its creditors. Specifically, the holders of the CQC Notes asserted a claim against AC under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sales of CQC's assets are applied to the CQC Notes. On November 14, 1997, AC filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. The litigation presently is in the discovery phase. A trial to determine the amount (if any) of liability under the AC Limited Guaranty is scheduled to begin before the Bankruptcy Court on August 17, 1998.

      In addition, holders of the AC Notes claim a valid and enforceable lien in all of AC's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, AC filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. The Bankruptcy Court conducted an initial hearing on April 3, 1998, and indicated an intention to value the liens of the holders of the AC Notes at the hearing of confirmation of the Competing Plans.

     Currently pending before the Bankruptcy Court in the AC Bankruptcy Case are three competing plans of reorganization: (i) a plan of reorganization filed by AC on February 17, 1998 (as amended, "the AC Plan"); (ii) a plan of reorganization filed by Fertitta Enterprises and Station Casinos on May 8, 1998 (as amended, the "Station Plan"); and (iii) a plan of reorganization filed on May 8, 1998 by High River Limited Partnership, an entity owned and controlled by Carl Icahn (as amended, the "High River Plan"). Disclosure statements accompanying the Debtor's Plan, the Station Plan, and the High River Plan (collectively, the "Competing Plans") were approved by the Bankruptcy Court following a hearing held on May 15, 1998. As a consequence, creditors will be asked to vote on the Competing Plans in the near future, and the Bankruptcy Court has set a confirmation hearing on the Competing Plans scheduled to begin on June 18, 1998. Set forth in the table below is a comparison of the material terms of the Competing Plans. See "Note to Financial Statements _ Arizona Charlie's, Inc. - Arizona Charlie's, Inc. Bankruptcy Filing".


Impact of the Year 2000 Issue

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

Forward Looking Statements

      The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers and uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary.




Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130"), which establishes standard for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

      In June 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reported issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company to it is not applicable to the Company.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98- 5), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs have been the Company's policy in the past. During fiscal 1998, the Company will adopt SOP 98-5. The adoption will have no impact on the financial position, result of operations or cash flows of the Company as all start-up costs previously capitalized had been expensed in prior periods.


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


Results  of  operations for the three and nine-months  ended
March 31, 1998 and 1997

      SC's results of operations decreased for the three-month and nine-month periods ended March 31, 1998 compared to the same periods in the prior year, however, the nine-month revenues show an increase as compared to the same period last year. Total revenues decreased $20,000, or 2.9%, from $673,000 to $653,000 for the three-month period ended March 31, 1998 as a result of higher than usual jackpots. The nine-month results show an increase of $22,000 or 1.1% from $1,974,000 to $1,996,000 due to the addition of five locations.

     The total number of gaming machines operated during the three-month and nine-month periods ended March 31, 1998 were 259 compared to 247 for the same periods in 1997. The total number of gaming machines from the BGG locations that are serviced by SC was 115 in both the 1998 and 1997 periods. Slot service fees from BGG for the three-month and nine-month periods ended March 31, 1998 were virtually unchanged at $21,000 and $63,000, respectively, compared to the same 1997 periods.

     Gaming machine route and service expenses for the three-month and nine-month periods ended March 31, 1998 increased by 15.9% to $363,000 and 6.2% to $1,062,000 when compared to the same periods in the prior year. Both increases were the result of hiring extra personnel to provide security services for route operations during the three-month period ended March 31, 1998.

     General and administrative expenses for the three-month period increased by $54,000 or 675.0% to $62,000 from $8,000, and for the nine-month period ended March 31, 1998 increased by 318.4% to $159,000 from $38,000, reflecting an increase in supply expenses, primarily for purchases of new gaming machine parts, currency acceptors and updating slot machine programs. In addition, beginning October, 1997, SC began making payments for storage, maintenance and insurance costs to maintain the CQC riverboat including legal fees as a result of AC's Chapter 11 bankruptcy filing.

     Management fees remained virtually unchanged at $33,000 and $101,000 for the three-month and nine-month periods ended March 31, 1998 when compared to the same periods in the prior year.

      Depreciation and amortization increased by 1.4% and 7.0% from $73,000 and $215,000 to $74,000 and $230,000 for the three-month and nine-month periods ended March 31, 1998, reflecting increased depreciation costs associated with the purchase of additional slot machines and vehicles in the 1998 periods.

      During the three-month and nine-month periods ended March 31, 1998, SC had other expenses (net of other income) of approximately $131,000 and $170,000 compared to $40,000 and ($2,000) for the same periods in 1997. The large increase in other expenses resulted from an adjustment to interest income due SC from AC for the months of November and December, 1997. Also SC is not recording any interest income from AC for the 1998 three-month period because AC is in bankruptcy. Another factor contributing to the increase is a result of selling old slot machines at below book value.

Income Taxes

      As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income taxes payable for the three-month and nine-month periods ended March 31, 1998 amounted to ($3,000) and $77,000 from $73,000 and $169,000 in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.


Liquidity and Capital Resources

      Cash provided by operating activities for the nine-month period ended March 31, 1998 decreased to $647,000 from $772,000 for the 1997 nine-month period, due mostly to a decrease in net income of $249,000 offset by an increase in accounts payable in the amount of $113,000.

      Cash flows used in investing activities for the nine-month period ended March 31, 1998 amounted to $306,000, compared to $1,124,000 for the same period in 1997. The decrease of $818,000, or 72.8% was due primarily to the decrease in related party notes receivable of $900,000. Repayments from notes receivable and proceeds from sale of equipment increased $125,000 and $73,000 respectively, partially offset by an increase in related party receivables of $255,000 and an increased capital expenditures of $50,000.

      Cash flows used by financing activities for the nine-months ended March 31, 1998 increased $203,000 to $325,000. The increase is due to additional principal payments on new and existing notes payable totaling $301,000 for the 1998 nine-month period, partially offset by $98,000 increase in proceeds from notes payable in the current period.

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

      In  July  1994,  SC  entered  into  an  agreement  with a  bank  for a new
$1,200,000 non-revolving line of credit. Each advance under the line was evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement, SC originally could request advances through October 28, 1995 only, at which time its rights to advances under the agreement were terminated until the defaults under the AC and CQC Notes are resolved. Advances under the agreement bear interest at rates ranging from the bank's prime rate plus 1.5% to 2.0%. As of March 31, 1998, the amount outstanding under the non-revolving line of credit totaled $333,000.

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

Capitol Queen & Casino, Inc.

     Analysis of Development Stage Activities for the period January 20, 1993 (the date of inception) through March 31, 1998

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

     As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At March 31, 1998, approximately $32,000 remained in the escrow account held by the Indenture Trustee and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15,
1997 and May 15, 1998. Further, AC does not have available funds to advance on behalf of CQC. See "Liquidity and Capital Resources - Capitol Queen & Casino, Inc. - Claims by Trustee".

      During the period from inception through March 31, 1998, CQC had total operating expenses of $15,458,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at March, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the 1996 fiscal year. The cost of the riverboat was further written down at March 31, 1998 to $6,200,000 based on recent offers received for the riverboat, which resulted in an additional or abandonment loss of $1,300,000. Also included in operating expenses are amortization expense of $1,575,000 associated with debt issue costs and $2,157,000 of project development costs. For the same period, CQC incurred $17,188,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,267,000 for the period from inception to March 31, 1998.

Liquidity and Capital Resources

      For the period from inception through March 31, 1998, net cash used in development stage activities was $5,244,000. Cash flows used in investing activities for the period was $13,922,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At March 31, 1998, CQC had expended a total of approximately $21,810,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

       CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $7,853,500 at March 31, 1998, which includes amounts accrued on unpaid interest. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings. There can be no assurance that CQC, will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Additionally, on July 3, 1997 CQC received a notice of acceleration from the trustee of the CQC Notes. Moreover, CQC, because it has not paid certain interest due on its Notes and has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result of the above items the CQC Notes have been classified as a prepetition liability subject to compromise as of March 31, 1998.


Claims by Trustee

      AC currently has outstanding $55,000,000 of 12% First Mortgages Notes due 2000. SC has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC has issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). The amount and extent of AC's guaranty of the CQC Notes is in dispute due to certain provisions of the Indenture under which the CQC Notes were issued, as well as certain provisions of State and/or Federal Law that may be applicable in or with respect to financial restructuring. It is AC's position that, based on advice from legal counsel, its limited guaranty does not create a material liability on its part for the payment of the obligations under the CQC Notes. A trial to determine the amount (if any) of liability under the AC Limited Guaranty is scheduled to begin before the Bankruptcy Court on August 17, 1998.

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

      On March 17, 1998, Capitol Queen & Casino, Inc. the "Registrant" or the "Company") filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). The file number in the case is 98-22172 LBR with Judge Linda Riegle presiding.

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

      The Company expects, but no assurance can be given, to receive funding for the Plan from several sources. First, the Company anticipates receiving up to $55,000,000 from United Healthcare Financial Services for use in making cash payments to electing creditors. Second, the Company will receive $1,500,000 in cash plus the release of over $7,000,000 in claims from certain affiliates of the Company, including Becker Gaming, Inc., in return for retaining their equity interests in the Company. Finally, the Company will use net income generated by the casino to help fund the Plan.

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

      On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98- 22172 LBR) to purse financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. A third party bid for the purchase of the vessel was filed with a Motion of Order Authorizing Sale of Personal Property and hearing on the motion was set for April 16, 1998. On April 16, 1998, the parties requested the hearing be deferred to April 29, 1998. On April 29, 1998, the third party buyer withdrew its bid and there being no other willing buyers present to make a bid, the sale of the boat was continued to June 5, 1998 to allow CQC to solicit additional bids and offers. Subsequently, CQC received a conditional offer from a third party and a new hearing date of May 15, 1998 was scheduled (in lieu of the June 5, 1998 date which was vacated) to consider this bid and any others that might be forthcoming. The third party, however, then requested a continuance to allow for additional time to complete its diligence investigation regarding the vessel, and there being no other bidders prepared to offer a competitive bid to that of the third party, a further continuance was request and granted to June 15, 1998, at which time the third party bid and that of any competing buyers will be considered. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.


Item 6.  Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on form 8-K during the nine-months ended March 31, 1998.

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





Date:    May 20, 1998                       /S/ Bruce F. Becker
         ---------------------              -------------------
                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer (Principal Executive
                                            Officer)






Date:    May 20, 1998                       /S/ Jerry Griffis
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