Form 10-Q/A
period 1998-03-31
BECKER GAMING INC
filed 1998-05-21
CIK 920376

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

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                       1998              1997
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     15,051      $     13,929
   Food and beverage .......................            4,323             4,344
   Hotel ...................................              777               854
   Gift shop ...............................              206               135
   Other ...................................              302               191
                                                 ------------      ------------
        Gross revenues .....................           20,659            19,453
Less, promotional allowances ...............           (1,919)           (2,355)
                                                 ------------      ------------
        Net revenues .......................           18,740            17,098

Operating expenses:
   Gaming ..................................            5,175             4,614
   Food and beverage .......................            4,718             4,073
   Hotel ...................................              372               329
   Gift shop ...............................              184               137
   Advertising and promotion ...............            1,240             1,124
   General and administrative ..............            4,535             4,910
   Rent expense paid to related party ......              101               105
   Depreciation and  amortization ..........            1,110             1,031
                                                 ------------      ------------
        Total operating expenses ...........           17,435            16,323
                                                 ------------      ------------
        Operating income ...................            1,305               775
                                                 ------------      ------------
Other income (expenses):
   Development costs and abandonment losses.           (1,349)             ( 41)
   Interest income .........................               --                41
   Interest expense (contractual interest for
     wholly owned subsidiaries for the three
     and nine-month periods ended March 31,
     1998 of $3,093 and $9,228, respectively)            (943)           (2,925)

   Other, net ..............................                5                75
                                                 ------------      ------------
        Total other income (expense) .......           (2,287)           (2,850)
                                                 ------------      ------------

        Loss before income taxes and
          reorganization items .............             (982)           (2,075)
Reorganization items of wholly owned
  subsidiaries .............................             (192)               --
                                                 ------------      ------------
        Loss before income taxes ...........           (1,174)           (2,075)
Provision for income taxes .................               --                --
                                                 ------------      ------------
        Net loss ...........................           (1,174)           (2,075)

        Retained earnings (deficit),
        beginning of period ................          (44,467)          (32,242)
                                                 ------------      ------------

        Retained earnings (deficit),
        end of period ......................     $    (45,641)     $    (34,317)
                                                 ============      ============

Basic and siluted earnings per common share:

        Net loss per share of
        common stock .......................     $      (0.12)     $      (0.21)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                    Nine Months Ended March 31,
                                                         1998              1997
                                                 ------------      ------------
Revenues:
   Gaming ..................................     $     42,117      $     42,828
   Food and beverage .......................           12,647            13,665
   Hotel ...................................            2,265             2,540
   Gift shop ...............................              573               404
   Other ...................................              931               756
                                                 ------------      ------------
        Gross revenues .....................           58,533            60,193
Less, promotional allowances ...............           (5,793)           (7,641)
                                                 ------------      ------------
        Net revenues .......................           52,740            52,552

Operating expenses:
   Gaming ..................................           14,307            14,556
   Food and beverage .......................           13,738            12,809
   Hotel ...................................            1,114             1,065
   Gift shop ...............................              501               387
   Advertising and promotion ...............            3,640             3,846
   General and administrative ..............           15,355            15,413
   Rent expense paid to related party ......              360               316
   Depreciation and amortization ...........            3,287             3,082
                                                 ------------      ------------
        Total operating expenses ...........           52,302            51,474
                                                 ------------      ------------
        Operating income ...................              438            (1,078)
                                                 ------------      ------------
Other income (expenses):
   Development costs and abandonment losses.           (1,567)             (175)
   Interest income .........................               46               109
   Interest expense (contractual interest for
     wholly owned subsidiaries for the three
     and nine-month periods ended March 31,
     1998 of $3,093 and $9,228, respectively)          (6,039)           (8,342)

   Other, net ..............................               45               116
                                                 ------------      ------------
        Total other income (expense) .......           (7,515)           (8,292)
                                                 ------------      ------------
        Loss before income taxes and
          reorganization items .............           (7,077)           (7,214)
Reorganization items of wholly owned
  subsidiaries .............................             (295)               --
                                                 ------------      ------------
        Loss before income taxes ...........           (7,372)           (7,214)
Provision for income taxes .................               --                --
                                                 ------------      ------------
        Net loss ...........................           (7,372)           (7,214)

        Retained earnings (deficit),
        beginning of period ................          (38,269)          (27,103)
                                                 ------------      ------------

        Retained earnings (deficit),
        end of period ......................     $    (45,641)     $    (34,317)
                                                 ============      ============

Basic and siluted earnings per common share:

        Net loss per share of
        common stock .......................     $      (0.74)     $      (0.72)
                                                 ============      ============
        Weighted average common
        shares outstanding .................       10,000,000        10,000,000
                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements.
================================================================================

                      BECKER GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended March 31,
                                                             1998          1997
                                                         --------      --------
Cash flows from operating activities:
  Net loss .........................................     $ (7,372)     $ (7,214)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization .................        3,287         3,082
     Amortization of original issue discount .......          367           406
     Provisions for losses on receivables...........          135            72
     (Gain) loss on sale of assets .................           (1)            1

(Increase) decrease in operating assets:
    Receivables ....................................         (594)         (123)
    Receivables from related parties ...............           (2)           (4)
    Inventories ....................................          (32)           25
    Prepaid expenses ...............................          116           210
    Deposits and other assets ......................          611          (142)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
      expenditures .................................        1,438          (363)
    Accrued expenses ...............................        1,454         4,478
    Accrued interest ...............................        4,925            --
                                                         --------      --------
            Total adjustments ......................       11,704         7,642
                                                         --------      --------
        Net cash provided by (used in)
        operating activities .......................        4,332           428
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures, net of amounts in
    accounts payable ...............................         (953)         (577)
  Proceeds from sale of equipment ..................          247         3,240
  Issuance of notes receivable .....................         (384)           (4)
  Increase in investment in prospective ventures....           --          (751)
  Payments of notes receivable .....................          239            76
                                                         --------      --------
    Net cash provided by (used in)
     investing activities ..........................         (851)        1,984
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from notes payable ......................          158           349
  Payments under notes payable .....................         (849)         (467)
  Payments under capital lease obligations .........         (169)       (1,814)
                                                         --------      --------
    Net cash used in financing activities                    (860)       (1,932)
                                                         --------      --------
    Net increase in cash and cash equivalents ......        2,621           480
Cash and cash equivalents, beginning of period .....        7,394         6,745
                                                         --------      --------
Cash and cash equivalents, end of period ...........     $ 10,015      $  7,225
                                                         ========      ========

Supplemental cash flow disclosures:

   Interest paid, net of amount capitalized ........     $    558      $  5,934
                                                         ========      ========
Assets acquired through issuance of long-term debt
  capital leases and accounts payable ..............     $  2,164     $    114
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                           1998            1997
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 12,984        $ 11,837
  Food and beverage ............................          3,284           3,297
  Hotel ........................................            777             854
  Gift shop ....................................            206             135
  Other ........................................            262             175
                                                       --------        --------
      Gross revenues ...........................         17,513          16,298
Less, promotional allowances ...................         (1,592)         (1,985)
                                                       --------        --------
      Net revenues .............................         15,921          14,313
                                                       --------        --------

Operating expenses:
  Gaming .......................................          4,736           4,276
  Food and beverage ............................          3,623           2,956
  Hotel ........................................            372             329
  Gift shop ....................................            184             137
  Advertising and promotion ....................          1,219           1,100
  Provisions for losses on related party
    receivables ................................             --              41
  General and administrative ...................          3,742           3,955
  Management fee - Becker Gaming, Inc. .........            175             164
  Rent expense paid to related party ...........             56              55
  Depreciation and amortization ................            938             864
                                                       --------        --------
      Total operating expenses .................         15,045          13,877
                                                       --------        --------
      Operating income (loss)...................            876             436
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets .................            26             (1)
  Interest income ...............................            67              67
  Interest expense (contractual interest for the
    three and nine-months ended March 31, 1998
    of $2,030 and $6,139, respectively)..........            --          (1,814)

  Other, net ....................................            50              22
                                                       --------        --------
      Total other income (expenses) .............           143          (1,726)
                                                       --------        --------
      Income (loss) before reorganization items..         1,019          (1,290)
Reorganization items ............................          (172)             --
                                                       --------        --------
      Net income (loss) before taxes ............           847          (1,290)
Provision for income taxes ......................            --              --
                                                       --------        --------
      Net income (loss) .........................         $ 847        ($ 1,290)

Retained earnings (deficit),
  beginning of period ...........................       (21,580)        (13,681)
                                                       --------        --------

Retained earnings (deficit),
   end of period ................................      ($20,733)       ($14,971)
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                     Nine Months Ended March 31,
                                                               1998        1997
                                                           --------    --------
Cash flows from operating activities:
    Net loss ...........................................   ($ 3,619)   ($ 5,001)

    Adjustments to reconcile net income
     loss to net cash provided by operating activities:

    Provision for losses on related party receivables ..         94         175
    Depreciation and amortization ......................      2,768       2,583
    (Gain) loss on sale of equipment ...................        (71)          1

(Increase) decrease in operating assets:
    Trade and other accounts receivables ...............       (121)         29
    Inventories ........................................        (25)         17
    Prepaid expenses ...................................        111         169
    Deposits and other .................................       (154)       (102)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
      expenditures .....................................      1,639        (462)
    Management fees due to Becker Gaming, Inc. .........        494         505
    Accrued expenses ...................................      3,232       2,520
                                                           --------    --------
       Total adjustments ...............................      7,967       5,435
                                                           --------    --------
        Net cash provided by operating activities ......      4,348         434
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures, net of amounts in
      accounts payable .................................     (1,009)       (305)
    Increase in receivables from related party
      notes receivable .................................       (209)       (342)
    Proceeds from assets sold ..........................        133           7
                                                           --------    --------
       Net cash provided by
          investing activities .........................     (1,085)       (640)
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under payables .............        140         190
    Proceeds from related party notes payable...........         --         900
    Principal payments on notes payable ................       (576)       (110)
    Payments under capital lease obligations ...........        (18)        (10)
                                                           --------    --------
       Net cash provided by (used) in
          financing activities .........................       (454)        970
                                                           --------    --------
       Net increase (decrease) in cash and
         cash equivalents ..............................      2,809         764
Cash and cash equivalents, beginning of the period .....      5,481       4,591
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  8,290    $  5,355
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $    164    $  5,435
                                                           ========    ========
Assets acquired through issuance of long-term debt
  and capital leases and accounts payable ..............   $  1,189          $-
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